Form 10-Q
period 1993-06-30
LOUISIANA LAND & EXPLORATION CO
filed 1993-08-13
CIK 60512

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D. C.  20549

                                          FORM 10-Q

(Mark One)
  X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended JUNE 30, 1993

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ............to............

                                Commission file number 1-959


                         THE LOUISIANA LAND AND EXPLORATION COMPANY
                    Exact name of registrant as specified in its charter



              MARYLAND                                   72-0244700
State or other jurisdiction of                  I.R.S. Employer
incorporation or organization                  Identification No.

909 POYDRAS STREET, NEW ORLEANS, LA.                       70112
Address of principal executive offices                   Zip Code


 Registrant's telephone number, including area code 504-566-6500


                          NO CHANGE
     Former name, former address and former fiscal year, if
                   changed since last report

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes    X  .  No       .

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
          Class                                       July 30, 1993
CAPITAL STOCK, $.15 PAR VALUE                     28,728,739 SHARES


                                                                  PAGE

                         THE LOUISIANA LAND AND EXPLORATION COMPANY

                                            INDEX


                                                                    Page
                                                                    Number
_________________________________________________________________

PART  I.       FINANCIAL INFORMATION:

   Item 1.   Financial Statements:

         (The June 30, 1993 and 1992 consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick, independent auditors, in accordance with established professional standards and procedures for such a review. The report of KPMG Peat Marwick commenting upon their review is included herein.)

         Consolidated Balance Sheets - June 30, 1993 and
               December  31, 1992...........................         3

         Consolidated Statements of Earnings (Loss) - three
               months and six months ended June 30, 1993 and
               1992.........................................         4

         Consolidated Statements of Cash Flows - six months
               ended June 30, 1993 and 1992..................        5

         Notes to Consolidated Financial Statements........      6-9

         Independent Auditors' Report......................        10

   Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations..............................     11-13

   Petroleum Segment Information.........................       14

   Operating Data........................................    15-16


Part II.       OTHER INFORMATION:

   Item 6.   Exhibits and Reports on Form 8-K............       17

PAGE

                               PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.


                         THE LOUISIANA LAND AND EXPLORATION COMPANY

                                 CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)

                                    (Millions of dollars)
                                                                        June 30,      December 31,
ASSETS                                                                      1993              1992
_____________________________________________________________________________________
CURRENT ASSETS:
Cash, including cash equivalents (June 30,
  1993-$52.6; December 31, 1992-$32.7)                                 $    64.3              40.5
Accounts and notes receivable, principally trade                            94.9              74.6
Income taxes receivable                                                        -               5.8
Inventories                                                                 24.4              25.6
Prepaid expenses                                                            10.2               6.3
_____________________________________________________________________________________
TOTAL CURRENT ASSETS                                                       193.8             152.8
_____________________________________________________________________________________
Investments in affiliates                                                   30.9              31.1
Property, plant and equipment                                            2,403.1           2,330.6
Less accumulated depletion, depreciation and amortization               (1,404.5)         (1,356.4)
_____________________________________________________________________________________
NET PROPERTY, PLANT AND EQUIPMENT                                          998.6             974.2
_____________________________________________________________________________________
Deferred income taxes                                                        1.6                 -
Other assets                                                                53.1              51.0
_____________________________________________________________________________________
                                                                       $ 1,278.0           1,209.1
_____________________________________________________________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY
_____________________________________________________________________________________
CURRENT LIABILITIES:
Current portion of long-term debt                                           86.5                 -
Accounts payable and accrued expenses                                      117.2             158.1
Income taxes payable                                                         2.4               6.9
Deferred income taxes                                                        2.1               8.0
_____________________________________________________________________________________
TOTAL CURRENT LIABILITIES                                                  208.2             173.0
_____________________________________________________________________________________
Deferred income taxes                                                      136.1             148.8
Long-term debt                                                             356.3             343.0
Other liabilities                                                          153.2             127.7
_____________________________________________________________________________________
STOCKHOLDERS' EQUITY:
Capital stock                                                                5.7               5.7
Additional paid-in capital                                                  43.0              41.5
Retained earnings                                                          698.7             704.5
_____________________________________________________________________________________
                                                                           747.4             751.7
Loans to ESOP                                                              (10.3)            (11.8)
Cost of capital stock in treasury                                         (312.9)           (323.3)
_____________________________________________________________________________________
TOTAL STOCKHOLDERS' EQUITY                                                 424.2             416.6
_____________________________________________________________________________________
                                                                       $ 1,278.0           1,209.1
_____________________________________________________________________________________

See accompanying notes to consolidated financial statements.

PAGE

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                              CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                                              (UNAUDITED)

                                   (Millions, except per share data)
                                                     Three months ended          Six months ended
                                                          June 30,                   June 30,
                                                      1993         1992         1993         1992
_____________________________________________________________________________________

REVENUES:
Oil and gas                                         $ 89.7           81.7      172.3          155.7
Refined products                                      99.6          107.8      200.8          210.8
Other                                                  5.4            2.8        8.5            8.7
_____________________________________________________________________________________
                                                     194.7          192.3      381.6          375.2
_____________________________________________________________________________________
COSTS AND EXPENSES:
Lease operating and facility expenses                 23.4           23.5       50.4           52.7
Refinery cost of sales and operating
  expenses                                            98.6          102.2      198.5          200.3
Dry holes and exploratory charges                     13.0           12.1       21.4           20.1
Depletion, depreciation and amortization              27.3           26.6       52.8           54.0
Taxes, other than on earnings                          6.1            6.5       12.7           12.3
General, administrative and other expenses            10.9            9.2       20.6           20.4
Interest and debt expenses                             5.4            6.0       10.2           12.8
Restructuring charges                                    -              -          -           35.4
_____________________________________________________________________________________
                                                     184.7          186.1      366.6          408.0
_____________________________________________________________________________________
Earnings (loss) before income taxes                   10.0            6.2       15.0          (32.8)
Income tax expense (benefit)                           4.4            1.4        6.7          (11.7)
_____________________________________________________________________________________
Earnings (loss) before cumulative effect
 of changes in accounting principles                   5.6            4.8        8.3          (21.1)
Cumulative effect on years prior to 1993
 of changes in accounting principles                     -              -         .2              -
_____________________________________________________________________________________
NET EARNINGS (LOSS)                                 $  5.6            4.8        8.5          (21.1)
_____________________________________________________________________________________

Primary and fully diluted earnings (loss)
 per share before cumulative effect of
 changes in accounting principles                     0.20           0.17       0.29          (0.75)
Cumulative effect on years prior to 1993
 of changes in accounting principles                     -              -       0.01              -
_____________________________________________________________________________________
PRIMARY AND FULLY DILUTED EARNINGS (LOSS)
  PER SHARE                                         $ 0.20           0.17       0.30          (0.75)
_____________________________________________________________________________________

AVERAGE SHARES                                        28.8           28.3       28.7           28.3
_____________________________________________________________________________________

CASH DIVIDENDS PER SHARE                            $ 0.25           0.25       0.50           0.50
_____________________________________________________________________________________

See accompanying notes to consolidated financial statements.

PAGE

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                         (Millions of dollars)
                                                                                 Six months ended
                                                                                     June 30,
                                                                                 1993        1992
_____________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                            $  8.5         (21.1)
Adjustments to reconcile to cash flows
 from operations:
   Changes in accounting principles                                               (.2)            -
   Restructuring charges                                                            -          35.4
   Depletion, depreciation and amortization                                      52.8          54.0
   Deferred income taxes                                                           .7          (6.3)
   Dry holes and impairment charges                                               9.2           6.8
   Other                                                                          2.0           6.9
_____________________________________________________________________________________
                                                                                 73.0          75.7
   Changes in operating assets and liabilities:
     Net (increase) decrease in receivables                                      (9.7)           .4
     Net decrease in inventories                                                  1.2            .8
     Net (increase) decrease in prepaid items                                    (3.9)          5.4
     Net decrease in payables                                                    (8.0)         (5.0)
     Other                                                                        9.9          (8.0)
_____________________________________________________________________________________
NET CASH FLOWS FROM OPERATING ACTIVITIES                                         62.5          69.3
_____________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                            (82.0)        (75.7)
Other                                                                           (37.6)         (8.2)
_____________________________________________________________________________________
NET CASH FLOWS FROM INVESTING ACTIVITIES                                       (119.6)        (83.9)
_____________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to long-term debt                                                     100.0         113.7
Repayments of long-term debt                                                     (1.8)         (1.4)
Dividends                                                                       (14.3)        (14.2)
Repayment of loans to ESOP                                                        1.5           1.4
Purchase of treasury stock                                                       (1.5)            -
Other                                                                            (3.0)          (.7)
_____________________________________________________________________________________
NET CASH FLOWS FROM FINANCING ACTIVITIES                                         80.9          98.8
_____________________________________________________________________________________
INCREASE IN CASH AND CASH EQUIVALENTS                                          $ 23.8          84.2
_____________________________________________________________________________________

See accompanying notes to consolidated financial statements.

PAGE

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1993, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 1993 and 1992. Certain amounts have been reclassified to conform with the current period's presentation.

2. In April 1993, the Company completed its second $100 million public offering of debt securities under an existing $300 million shelf registration filed in 1992 under the Securities and Exchange Commission's rules with the issuance of 7-5/8% Debentures due 2013. The net proceeds of approximately $98 million ultimately will be used primarily to repay the $87 million of long-term debt maturing in the second half 1993.

3. As indicated in Note 11 of "Notes to Consolidated Financial Statements" in the Company's 1992 Annual Report to Shareholders, the Company adopted SFAS No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective January 1, 1993. Upon adoption, the Company recorded a transition liability of $20.5 million as a one-time non-cash charge against earnings ($13.5 million after income taxes; $0.47 per share) in the first quarter of 1993. In addition, of the estimated $3 million net periodic benefit cost applicable to 1993, approximately $0.7 million ($0.5 million after income taxes; $0.02 per share) and $1.5 million ($1.0 million after income taxes; $0.03 per share) were charged against earnings for the three-month and six-month periods ended June 30, 1993.

4. As indicated in Note 10 of "Notes to Consolidated Financial Statements" in the Company's 1992 Annual Report to Shareholders, the Company adopted SFAS No. 109 - "Accounting for Income Taxes," effective January 1, 1993. Upon adoption, the Company recorded a non-cash credit to earnings of $13.7 million ($0.48 per share) in the first quarter of 1993, which represented the recognition of deferred tax assets existing at December 31, 1992. The application of SFAS No. 109 had no effect on income tax expense for the first half of 1993. No valuation allowance for deferred tax assets was considered necessary as of June 30, 1993.

PAGE

5. For the three months ended June 30, 1993 and 1992, interest costs incurred were $9.8 million and $9.5 million, respectively, of which $4.4 million and $3.5 million, respectively, were capitalized as part of the cost of property, plant and equipment. For six-months ended June 30, 1993 and 1992, interest costs incurred were $18.6 million and $19.2 million, respectively, of which $8.4 million and $6.4 million, respectively, were capitalized as part of the cost of property, plant and equipment.

6. Primary earnings (loss) per share are calculated on the weighted average number of shares outstanding during each period for capital stock and, when dilutive, capital stock equivalents, which assumes exercise of stock options. Fully diluted earnings (loss) per share are calculated on the same basis, but also assumed conversion, when dilutive, of the convertible subordinated debentures for the period outstanding prior to the call for redemption on September 25, 1992, and elimination of the related interest expense, net of income taxes.

7. In accordance with Regulation S-X, Rule 3-09, the audited consolidated financial statements of the Company's 50%-owned affiliate, MaraLou Netherlands Partnership (MaraLou) and its wholly-owned consolidated subsidiary, CLAM Petroleum Company (CLAM), were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

        Accordingly, the following unaudited summarized consolidated income statement information for MaraLou and its consolidated subsidiary, CLAM, for the three-month and six-month periods ended June 30, 1993 and 1992 are presented in accordance with Regulation S-X, Rule 10-01(b).

                                                                      (Unaudited)
                                                      Three months ended          Six months ended
                                                           June 30,                   June 30,
                                                       1993        1992           1993        1992
      _________________________________________________________________________________

      Gross revenues                                 $ 18.8          20.8         38.4          49.0
      _________________________________________________________________________________
      Operating profit                                  9.6          14.2         21.7          27.9
      _________________________________________________________________________________
      Earnings before cumulative effect of
        change in accounting principle                  5.6           5.5          8.7           6.3
      Cumulative effect on years prior to
        1993 of change in accounting
        principle for income taxes                        -             -         (6.0)            -
      _________________________________________________________________________________
      Net earnings (loss)                            $  5.6           5.5          2.7           6.3
      _________________________________________________________________________________

PAGE

8. In August 1989, the State of Louisiana, in connection with its claim against Texaco in the Texaco bankruptcy proceedings, filed an Amended and Restated Objection, Amended and Restated Proof of Claim and Complaint naming, as class action defendants, all persons having overriding royalty, working or other mineral interests in State mineral leases held by Texaco. The State sought cancellation of certain interests in State mineral leases, including the interests of class members. The Company was a potential class member as a result of its ownership of royalty interests in State mineral leases subleased to Texaco and its ownership of overriding royalty and working interests in other State leases with Texaco. On January 30, 1992, the United States District Court for the Middle District of Louisiana denied the State's motion to certify a defendant class and denied the State's motion for summary judgment, which had sought a declaration that Texaco could not assume State mineral leases under bankruptcy law. A subsequent appeal by the State was dismissed.

      On January 10, 1992, the Company was served with a Second Amendment and Supplement to Amended and Restated Objection, Amended and Restated Proof of Claim and Complaint of the State of Louisiana, wherein the Company was added as a defendant in its capacity as a sublessor to Texaco. The State has asserted a monetary claim of $210.9 million in principal and $264.8 million in interest, plus penalties, damages equal to double the amount of royalties allegedly due, and attorneys' fees, against Texaco and the Company based on Texaco's alleged improper calculation of royalties on six State leases which Texaco has operated under subleases from the Company. The Company believes that the monetary amount of the State's claims is significantly overstated. The State further seeks cancellation of the State mineral leases subleased to Texaco based on Texaco's alleged conduct in operating those leases. Lease cancellation is an extraordinary remedy under Louisiana Law. The Company believes it has contractual and legal rights to obtain indemnity, reimbursement and damages from Texaco for any amounts claimed by the State or any other losses sustained as a result of the State's action. In the opinion of Management, the ultimate resolution of these claims should not have a material adverse affect upon the results of operations, cash flows or financial position of the Company.

      The Company is subject to other legal proceedings, claims and liabilities, including environmental matters, which arise in the ordinary course of its business. In the opinion of Management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

9. On July 18, 1993, the Company entered into an agreement to acquire all of the issued and outstanding common stock of NERCO Oil & Gas, Inc. The cash purchase price of approximately $354 million will be financed initially through the credit facility discussed below. The cost of the acquisition will be allocated under the purchase method of accounting based on the fair value of the assets acquired and liabilities assumed. Subject to routine regulatory approval, the purchase is expected to be completed in mid-September.
PAGE

10. On August 12, 1993, the Company entered into a definitive agreement with British Gas Exploration and Production Limited for the acquisition of its 14 percent working interest in Block 16/17 in the U.K. North Sea. The cash purchase price of approximately $232 million will be financed initially through the credit facility discussed below. Subject to rights of preemption by other partners in the block and to customary reviews and regulatory approvals, the acquisition is expected to be completed within 90 days.

11. The Company has obtained a commitment from a group of banks to arrange a financing facility totaling $790 million. The facility is contemplated, at present, to be structured in two parts: a $540 million six-year revolving line of credit and a $250 million two-year term loan. The closing of the facility is anticipated to be in mid-September. The proceeds will be used to finance the aforementioned acquisitions. The Company may also use some of the proceeds to finance the retirement of existing long-term debt and for other general corporate purposes.


PAGE

                                     INDEPENDENT AUDITORS' REPORT




The Board of Directors
The Louisiana Land and Exploration Company:

We have reviewed the consolidated balance sheet of The Louisiana Land and Exploration Company and subsidiaries as of June 30, 1993, and the related consolidated statements of earnings (loss) and cash flows for the three-month and six-month periods ended June 30, 1993 and 1992. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Louisiana Land and Exploration Company and subsidiaries as of December 31, 1992, and the related consolidated statements of earnings (loss), stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 8, 1993, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1992, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                                    KPMG PEAT MARWICK


New Orleans, Louisiana
August 6, 1993, except as to Note 10
which is as of August 12, 1993

PAGE

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.


                                         REVIEW OF OPERATIONS

     Pretax earnings for the 1993 second quarter more than doubled from the prior quarter and were also higher in the second quarter and first half of 1993 than in the comparable periods of 1992 (after excluding the 1992 nonrecurring charges totaling $40.9 million for the restructuring of the Company's domestic oil and gas operations and for the uninsured costs associated with a gas well blowout). These improvements were primarily due to revenue increases from oil and gas operations.

     However, the increased oil and gas revenues in 1993 were partially offset by declines from both refining and marketing operations and the decline in the Company's equity in the earnings of its 50%-owned affiliate, CLAM Petroleum Company (CLAM). CLAM's reduced earnings were primarily attributable to a $6 million charge ($3 million net to the Company) for the cumulative effect on years prior to 1993 of the change in accounting for income taxes as prescribed by SFAS No. 109 and declines in natural gas prices and deliveries. CLAM's deliveries are expected to decline further in the third quarter due to a combination of seasonally lower demand and construction related curtailments.


                                        OIL AND GAS OPERATIONS

     Revenues from the Company's oil and gas operations in the second quarter of 1993 increased $8 million from the 1992 quarter. Liquids revenues were down nearly $2 million as the effects of higher volumes ($2 million) were more than offset by lower prices ($4 million). Natural gas revenues were up $10 million due to a significant increase in domestic natural gas prices ($10 million), and the inclusion of almost $2 million in revenues from the settlement of a lease ownership dispute. These increases were partially offset by reduced natural gas deliveries ($2 million).


     In the first half of 1993, revenues from oil and gas operations were up over $16 million from the comparable prior year period. Liquids revenues were up over $2 million due to higher volumes. Natural gas revenues were up $16 million primarily due to an increase in domestic prices ($18 million) which was partially offset by reduced deliveries ($4 million).

     Crude oil volumes in the second quarter and first half of 1993 increased from the prior year primarily as a result of the purchase of working interests in domestic, North Sea and other foreign proved properties since the second quarter of 1992, new domestic wells coming onstream, and increased production from domestic wells that were shut-in for maintenance and repairs during the prior year period. Partially offsetting these increases were natural declines and reduced production resulting from wells shut-in for repairs and maintenance at domestic properties and at the Brae Field in the North Sea.

PAGE

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.  (CONTINUED)


     The declines in domestic natural gas deliveries in both the second quarter and first half of 1993 from the prior year periods were primarily attributable to natural declines at mature producing properties, wells shut-in for maintenance and repairs, and the early 1993 disposition of South Marsh Island 141. These declines more than offset the effect of new domestic wells coming onstream and the return to production of wells previously shut-in for repairs and maintenance.

     Lease operating and facility expenses (LOE) were lower in the 1993 first half primarily due to the inclusion in the 1992 first quarter of $5.5 million of charges associated with a gas well blowout. Absent this 1992 charge, increases in LOE were due primarily to higher operating expenses on new and existing properties and higher repair and maintenance costs during the second quarter and first half of 1993. Dry holes and exploratory charges increased in the 1993 periods due to the write-off of unsuccessful wells and impairment of leaseholds resulting from increased exploration activity. General, administrative and other expenses increased from the 1992 periods primarily due to the inclusion of costs associated with postretirement benefits other than pensions. Interest and debt expenses declined in both the second quarter and first half of 1993 from the 1992 periods primarily due to an increase in interest capitalized on a greater number of qualifying projects.


                                   REFINING AND MARKETING OPERATIONS

     Refined product demand and prices in the 1993 second quarter declined from the comparable 1992 quarter. Reduced sales volumes ($2 million) and prices ($5 million) during the 1993 second quarter as compared to the 1992 second quarter resulted in a $7 million decline in revenues. While feedstock costs decreased $4 million, this was not enough to offset the adverse impact of the lower revenues on profit margins resulting in a marginal operating loss for the second quarter. Profits from crude oil marketing activities were also marginally lower than in the prior year quarter.

     The refining profit margins for the first half of 1993 were significantly below those of 1992. While sales volumes were up marginally, lower revenues from a decline in prices ($10 million) and increased operating expenses more than offset the favorable impact of lower feedstock costs ($4 million) resulting in a $1 million operating loss. Profits from crude oil marketing activities were also lower than in the prior year period.


                                    LIQUIDITY AND CAPITAL RESOURCES

     In the first half of 1993, the Company generated approximately $62 million in cash from operations which, with the proceeds from the debt offering discussed below, was utilized for capital projects ($82 million), payments for prior year accrued capital expenditures included in other investing activities ($37 million) and dividends ($14 million).

PAGE

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.  (CONTINUED)

     On April 14th, the Company completed its second $100 million public offering of debt securities under an existing $300 million shelf registration filed in 1992 under the Securities and Exchange Commission's rules with the issuance of 7-5/8% Debentures due 2013. The net proceeds of approximately $98 million ultimately will be used primarily to repay $87 million of long-term debt maturing in the second half of 1993.

     On July 18, 1993, the Company entered into an agreement providing for the acquisition of NERCO Oil & Gas, Inc. (NOG), for approximately $354 million in cash. The Black Lake Field, a significant onshore property owned by NOG, is not included in the sale and will be disposed of by NOG prior to the closing of the transaction. The properties being acquired include working interests averaging over 50% in 50 producing oil and gas fields located predominantly in the Gulf of Mexico, a substantial portion of which are operated by NOG. Current production from these properties is estimated to be approximately 137 million cubic feet of natural gas and nearly six thousand barrels of liquids per day. Also included in the acquisition are NOG's interests in leases on 53 undeveloped blocks in the Gulf. Subject to routine regulatory approval, the acquisition is expected to be completed in mid-September.

     On August 12, 1993, the Company entered into a definitive agreement with British Gas Exploration and Production Limited for the acquisition of its 14 percent working interest in Block 16/17 in the U. K. North Sea for approximately $232 million in cash. Block 16/17 contains two oil fields which are under development: the Tiffany Field, where production is scheduled to begin in early September, and the satellite field, Toni, which is scheduled to start-up in November. The development of two additional fields, Thelma and Southeast Thelma, is in the advance planning stage. Subject to rights of preemption by other partners in the block and to customary reviews and regulatory approvals, the acquisition is expected to be completed within 90 days.

     The Company has obtained a commitment from a group of banks to arrange a financing facility totaling $790 million. The facility is contemplated, at present, to be structured in two parts: a $540 million six-year revolving line of credit and a $250 million two-year term loan. The closing of the facility is anticipated to be in mid-September. The proceeds will be used to finance the aforementioned acquisitions. The Company may also use some of the proceeds to finance the retirement of existing long-term debt and for other general corporate purposes.

     The Company intends to approach the public equity and debt markets, as market conditions warrant, to refinance a portion of the combined acquisition cost.



NOTE: The accompanying consolidated financial statements and notes thereto included in Item 1. of this Form 10-Q and the petroleum segment information and operating data following this Item 2. are an integral part of this discussion and analysis and should be read in conjunction herewith.

PAGE

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                     PETROLEUM SEGMENT INFORMATION

                                         (Millions of dollars)

                                                     Three months ended          Six months ended
                                                          June 30,                   June 30,
                                                      1993         1992          1993        1992
_____________________________________________________________________________________

Sales to Unaffiliated Customers:
  Domestic                                          $168.8          168.8       331.0         325.4
  North Sea                                           10.2           11.9        20.6          24.5
  Other foreign                                       10.2            8.8        21.4          16.6
_____________________________________________________________________________________
                                                     189.2          189.5       373.0         366.5
Interest and other income                              5.5            2.8         8.6           8.7
_____________________________________________________________________________________
  Total revenues                                    $194.7          192.3       381.6         375.2
_____________________________________________________________________________________

Earnings (Loss) before Income Taxes:
  Operating profit (loss):
    Domestic                                          27.9           19.6        45.9          (6.3)
    North Sea                                         (2.7)            .8        (2.4)          3.6
    Other foreign                                     (2.5)           (.1)       (2.4)         (2.1)
_____________________________________________________________________________________
                                                      22.7           20.3        41.1          (4.8)
  Other income (expense), net                        (12.7)         (14.1)      (26.1)        (28.0)
_____________________________________________________________________________________
    Earnings (loss) before income taxes             $ 10.0            6.2        15.0         (32.8)
_____________________________________________________________________________________

Capital Expenditures:
  Exploration:
    Domestic                                           4.7            6.5        11.0          14.9
    North Sea                                           .1             .6          .9            .7
    Other foreign                                        -            2.0         5.1           3.7
_____________________________________________________________________________________
                                                       4.8            9.1        17.0          19.3
_____________________________________________________________________________________

  Development:
    Domestic                                          14.4           12.1        21.3          21.0
    North Sea                                          6.4            8.1        23.6          15.7
    Other foreign                                       .1             .5          .4           1.1
_____________________________________________________________________________________
                                                      20.9           20.7        45.3          37.8
_____________________________________________________________________________________
                                                      25.7           29.8        62.3          57.1
  Refining and marketing                               6.5            6.3         9.9          10.3
_____________________________________________________________________________________
                                                      32.2           36.1        72.2          67.4
  Capitalized interest                                 4.4            3.4         8.4           6.3
  Other                                                 .7             .7         1.4           2.0
_____________________________________________________________________________________
                                                    $ 37.3           40.2        82.0          75.7
_____________________________________________________________________________________

PAGE

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                            OPERATING DATA

                                                     Three months ended          Six months ended
                                                          June 30,                   June 30,
                                                      1993         1992          1993        1992
_____________________________________________________________________________________

OIL AND GAS OPERATIONS1
CRUDE AND CONDENSATE2
Production (thousands of barrels per day):
  Domestic                                            20.5           20.0        20.3          19.7
  North Sea                                            6.2            6.2         6.3           6.7
  Other foreign                                        6.7            5.9         7.0           6.0
_____________________________________________________________________________________
                                                      33.4           32.1        33.6          32.4
_____________________________________________________________________________________
Average price received (per barrel):
  Domestic                                          $18.43          19.73       18.56         18.50
  North Sea                                          17.44          19.96       17.41         18.87
  Other foreign                                      15.59          15.34       15.65         14.17
  Consolidated                                       17.68          18.97       17.74         17.77
_____________________________________________________________________________________
PLANT PRODUCTS
Production (thousands of barrels per day):
  Domestic                                             2.7            2.6         2.4           2.3
  North Sea                                             .3             .5          .3            .5
_____________________________________________________________________________________
                                                       3.0            3.1         2.7           2.8
_____________________________________________________________________________________
Average price received (per barrel):
  Domestic                                          $12.03          11.74       11.93         12.56
  North Sea                                          13.28          11.82       13.21         14.66
  Consolidated                                       12.16          11.75       12.09         12.92
_____________________________________________________________________________________
NATURAL GAS
Production (millions of cubic feet per day):
  Domestic                                           137.2          148.7       134.9         148.7
  North Sea                                             .1             .2          .1            .2
  Other foreign                                        4.6            6.2         5.9           5.4
  CLAM Petroleum Company                              39.9           40.6        42.2          47.9
_____________________________________________________________________________________
                                                     181.8          195.7       183.1         202.2
_____________________________________________________________________________________
Average price received (per MCF):
  Domestic                                          $ 2.47           1.53        2.25          1.45
  North Sea                                           1.86           2.11        1.62          1.66
  Other foreign                                       1.39            .79        1.29           .83
  CLAM Petroleum Company                              2.51           2.73        2.45          2.76
  Consolidated                                        2.45           1.75        2.26          1.74
_____________________________________________________________________________________

1 Includes the Company's 50% equity interest in its unconsolidated affiliate, CLAM
  Petroleum Company.
2 Before the elimination of intercompany transfers.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                      OPERATING DATA  (CONTINUED)

                                                     Three months ended          Six months ended
                                                          June 30,                   June 30,
                                                      1993         1992          1993        1992
_____________________________________________________________________________________

REFINING AND MARKETING OPERATIONS
Refining Operating Profit (Loss):
  Revenues:
    Refined products*                               $105.1          112.5       210.0         220.8
    Other                                               .8             .2         1.3            .3
_____________________________________________________________________________________
                                                     105.9          112.7       211.3         221.1
_____________________________________________________________________________________
  Cost and expenses:
    Cost of sales*                                    95.2           99.6       190.7         194.8
    Operating expenses                                 9.0            7.4        17.1          15.6
    Depreciation                                       1.2            1.2         2.5           2.4
    Taxes, other than income                           1.0             .6         2.0           1.5
_____________________________________________________________________________________
                                                     106.4          108.8       212.3         214.3
_____________________________________________________________________________________
                                                       (.5)           3.9        (1.0)          6.8
Crude Marketing Gain                                    .5             .9         1.0           2.8
_____________________________________________________________________________________
                                                    $    -            4.8           -           9.6
_____________________________________________________________________________________
*Before the elimination of intercompany
  transfers to the Company's refinery               $  5.6            4.8         9.3          10.1
_____________________________________________________________________________________
Sales (thousands of barrels per day)                  51.2           52.2        51.8          51.5
_____________________________________________________________________________________
Average price received (per barrel)                 $22.57          23.71       22.42         23.55
_____________________________________________________________________________________

_____________________________________________________________________________________
GROSS WELLS DRILLED
WORKING INTEREST
Exploratory:
  Oil                                                    7              5          13             9
  Gas                                                    1              2           3             3
  Dry                                                    5              7          11             8
_____________________________________________________________________________________
                                                        13             14          27            20
_____________________________________________________________________________________
Development:
  Oil                                                    2              2           3             5
  Gas                                                    3              1           4             3
  Dry                                                    -              1           -             1
_____________________________________________________________________________________
                                                         5              4           7             9
_____________________________________________________________________________________
Total working interest                                  18             18          34            29
ROYALTY INTEREST                                        11              6          19             8
_____________________________________________________________________________________
Total wells                                             29             24          53            37
_____________________________________________________________________________________
NET WELLS DRILLED
Exploratory:
  Oil                                                  3.1            2.5         5.7           4.8
  Gas                                                   .2             .9         1.4           1.3
  Dry                                                  1.4            3.6         5.1           3.8
_____________________________________________________________________________________
                                                       4.7            7.0        12.2           9.9
_____________________________________________________________________________________
Development:
  Oil                                                   .5             .6          .8            .9
  Gas                                                   .5             .1          .7           1.1
  Dry                                                    -             .5           -            .5
_____________________________________________________________________________________
                                                       1.0            1.2         1.5           2.5
_____________________________________________________________________________________
Total net wells                                        5.7            8.2        13.7          12.4
_____________________________________________________________________________________
/TABLE

                                      PART II.  OTHER INFORMATION



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

  (a)   Exhibits:

        The following Exhibit has been filed with the Securities and Exchange Commission:

        Exhibit 11
                          Computation of Primary and Fully Diluted Earnings
                          (Loss) Per Share - Three Months and Six Months Ended June 30, 1993 and 1992.

  (b)   Reports on Form 8-K:

        No reports on Form 8-K were filed during the three months ended June 30, 1993.

                                              SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                THE LOUISIANA LAND AND EXPLORATION COMPANY
                                           (REGISTRANT)




                          By:         /s/ Jerry D. Carlisle
                                ____________________________________________
                                      JERRY D. CARLISLE
                                      VICE PRESIDENT AND CONTROLLER
                                      (PRINCIPAL ACCOUNTING OFFICER)


Dated: August 12, 1993

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                           INDEX TO EXHIBITS
                                              (Item 6(a))




The following Exhibit has been filed with the Securities and Exchange
Commission:


  Exhibit 11 Computation of Primary and Fully Diluted Earnings (Loss) Per Share - Three Months and Six Months Ended June 30, 1993 and 1992.

                                                              EXHIBIT  11
                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                               COMPUTATION OF PRIMARY AND FULLY DILUTED
                                       EARNINGS (LOSS) PER SHARE

                                   (Millions, except per share data)

                                                     Three months ended          Six months ended
                                                          June 30,                   June 30,
                                                      1993         1992          1993        1992
_____________________________________________________________________________________

PRIMARY EARNINGS (LOSS) PER SHARE:
Earnings (loss) before cumulative effect
  of changes in accounting principles                $ 5.6            4.8         8.3         (21.1)
Cumulative effect on years prior to 1993
  of changes in accounting principles                    -              -          .2             -
_____________________________________________________________________________________
Net earnings (loss)                                  $ 5.6            4.8         8.5         (21.1)
_____________________________________________________________________________________
Weighted average shares outstanding                   28.7           28.3        28.6          28.3
Incremental shares attributable to
  outstanding stock options                             .1              -          .1             -
_____________________________________________________________________________________
Weighted average shares, as adjusted                  28.8           28.3        28.7          28.3
_____________________________________________________________________________________

Primary earnings (loss) per share
  before cumulative effect of changes
  in accounting principles                            0.20           0.17        0.29         (0.75)
Cumulative effect on years prior to
  1993 of changes in accounting
  principles                                             -              -        0.01             -
_____________________________________________________________________________________
Primary earnings (loss) per share                    $0.20           0.17        0.30         (0.75)
_____________________________________________________________________________________

_____________________________________________________________________________________
FULLY DILUTED EARNINGS (LOSS) PER SHARE:
Net earnings (loss)                                    N/A          $ 4.8         N/A         (21.1)
Add back interest expense applicable to
  convertible subordinated debentures,
  net of income taxes                                    "             .5           "           1.1
_____________________________________________________________________________________
Net earnings (loss), as adjusted                         "          $ 5.3           "         (20.0)
_____________________________________________________________________________________
Weighted average shares outstanding                      "           28.3           "          28.3
Incremental shares attributable to
  outstanding stock options                              "              -           "             -
Shares attributable to assumed
  conversion of convertible
  subordinated debentures                                "             .4           "            .4
_____________________________________________________________________________________
Weighted average shares, as adjusted                     "           28.7           "          28.7
_____________________________________________________________________________________

Fully diluted earnings (loss) per share                  "          $0.18*          "         (0.70)*
_____________________________________________________________________________________

* This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although it is contrary to APB Opinion No. 15 because it produces an anti-dilutive result.