Form 10-K/A
period 1992-12-31
LOUISIANA LAND & EXPLORATION CO
filed 1994-01-05
CIK 60512

SECURITIES AND EXCHANGE COMMISSION

                                   WASHINGTON, D. C.  20549

                                          FORM 10-K/A

                                        AMENDMENT NO. 1

(Mark One)
  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year ended DECEMBER 31, 1992

                     Commission File Number 1-959
                                 OR
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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH
                               REGISTERED
Capital Stock, $.15 par        New York Stock Exchange
value (including Capital       Toronto Stock Exchange
Stock Purchase Rights)         London Stock Exchange
                               The Stock Exchanges of Geneva,
                               Zurich and Basle

8-1/4% Notes due 2002          New York Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE



                                                      (Continued)PAGE

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90
days.  Yes    X  .  No       .

       State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                                                     AGGREGATE
                                                   MARKET VALUE AT
        CLASS OF VOTING STOCK                     FEBRUARY 26, 1993
  Capital Stock, $.15 par value                    $1,078,878,000

       Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                   OUTSTANDING AT
               CLASS                              FEBRUARY 26, 1993
  Capital Stock, $.15 par value                   28,391,532 shares


                              DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II:  The Registrant's Annual Report to Shareholders for
                1992
Part III: The Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 13, 1993

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual
Report on Form 10-K for the year ended December 31, 1992 as set forth in the document transmitted herewith:

       Part  I, Item 3..........               Legal Proceedings

       Part II, Item 5..........               Market for the Registrant's
                                                Common Equity and Related
                                                Stockholder Matters

       Part II, Item 6..........               Selected Financial Data

       Part II, Item 7..........               Management's Discussion
                                                and Analysis of Financial
                                                Position and Results of
                                                Operations

       Part II, Item 8..........               Financial Statements and
                                                Supplementary Data

       Part IV, Item 14(a)(1)...               Financial Statements and
                                                Supplementary Data


                                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 6, 1993

                                           THE LOUISIANA LAND AND
                                             EXPLORATION COMPANY



                                           By: s/Jerry D. Carlisle
                                              _____________________________
                                              Jerry D. Carlisle
                                              Vice President and Controller

PAGE

ITEM 3.       LEGAL PROCEEDINGS.

       Information presented in Note 14 under the heading "Notes to Consolidated Financial Statements" on page 30 of the Company's Annual Report to Shareholders for 1992 is amended to read as set forth herein. See also "Environmental Matters" which appears on page 18 of the Form 10-K of the registrant dated March 11, 1993 and is incorporated herein by reference.


ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.

       Information presented under the caption "Capital Stock, Dividends and Other Market Data" under the heading "Financial Review" on page 17 of the Company's Annual Report to Shareholders for 1992 and information presented under the caption "Market Price and Dividend Data" appearing under the heading "Quarterly Data" on page 39 of the Company's Annual Report to Shareholders for 1992 are amended to read as set forth herein.


ITEM 6.       SELECTED FINANCIAL DATA.

       Information presented under the caption "Selected Financial Data" under the heading "Highlights" on page 4 of the Company's
Annual Report to Shareholders for 1992 is amended to read as set forth herein.


ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

       Information presented under the heading "Financial Review" on pages 12-17 of the Company's Annual Report to Shareholders for 1992 is amended to read as set forth herein.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The consolidated financial statements of The Louisiana Land and Exploration Company and Subsidiaries, together with the report thereon of KPMG Peat Marwick dated February 8, 1993, and the supplementary data referred to in Item 14(a)(1) hereof, which are contained in the Company's Annual Report to Shareholders for 1992, are amended to read as set forth herein. The consolidated financial statements of MaraLou Netherlands Partnership and Subsidiary (a 50%-owned affiliate accounted for under the equity method), together with the report thereon of KPMG Peat Marwick dated January 29, 1993, as referred to in Item 14(a)(1) hereof, are incorporated by reference herein.

PAGE

                          THE LOUISIANA LAND AND EXPLORATION COMPANY
                                       AND SUBSIDIARIES

                          Financial Statements and Supplementary Data
                                        (Item 14(a)(1))


       The following financial statements and supplementary data which appear on the pages listed below in the Company's Annual Report to Shareholders for 1992, are amended to read as set forth herein, except for Unaudited Supplemental Data - Data on Oil and Gas Activities, which is incorporated by reference herein:

                                                      Page(s) in
                                                     Annual Report
                                                    to Shareholders

Financial Statements:
       Consolidated Balance Sheets                          18
       Consolidated Statements of Earnings (Loss)           19
       Consolidated Statements of Stockholders' Equity      20
       Consolidated Statements of Cash Flows                21
       Notes to Consolidated Financial Statements         22-30
       Report of Management                                 31
       Independent Auditors' Report                         31

Unaudited Supplemental Data:
       Data on Oil and Gas Activities                     32-34
       Quarterly Data                                       39

The following financial statements of 50% or Less Owned Persons required by Regulation S-X, Rule 3-09, which appear on the pages listed below of the Form 10-K of the registrant dated March 11, 1993, are incorporated by reference herein:

                                                      Page(s) in
                                                      Form 10-K

MaraLou Netherlands Partnership and its wholly-owned consolidated subsidiary, CLAM Petroleum Company:

       Independent Auditors' Report                         28
       Consolidated Balance Sheets                          29
       Consolidated Statements of Income                    30
       Consolidated Statements of Partners' Capital       31-32
       Consolidated Statements of Cash Flows              33-34
       Notes to Consolidated Financial Statements         35-42


PAGE

SELECTED FINANCIAL DATA
Years ended December 31,:

                                            (Millions of dollars, except per share data)
                                           1992(1)       1991        1990(1)    1989         1988(2),(3)
_______________________________________________________________________________________
Revenues                               $  787.4           825.3        874.7        760.6         733.2
Operating profit (loss)                $   49.9            75.2        142.1        118.5         (65.1)
Net earnings (loss)                    $   (6.8)           20.9         54.9         44.1         (33.3)
Primary and fully diluted
  earnings (loss) per share            $  (0.24)           0.74         1.94         1.50         (1.08)
Average shares (millions)                  28.4            28.3         28.3         29.4          30.9
_______________________________________________________________________________________
Cash flows from operations             $  178.7           209.2        251.9        268.6         228.6
Working capital (deficit):
    End of year                        $  (20.2)           24.2         27.2        (11.7)         21.9
    Current ratio                           .88            1.15         1.17          .94          1.12
_______________________________________________________________________________________
Total assets                           $1,209.1         1,252.8      1,226.0    1,199.4         1,428.9
Long-term debt                         $  343.0           347.3        346.1        366.9         545.6
Stockholders' equity                   $  416.6           446.5        448.7        416.2         489.2
Cash dividends per share               $   1.00            1.00         1.00         1.00          1.00
_______________________________________________________________________________________

<F/N>
(1)    See Note 3 of "Notes to Consolidated Financial Statements" for an explanation of certain nonrecurring charges and/or credits.

(2)    In 1988, the Company adopted Statement of Financial Accounting Standards No. 96,
       "Accounting for Income Taxes," and recorded the cumulative effect of the accounting change on all prior years.  The cumulative adjustment for prior years increased net earnings for 1988 by $36.9 million ($1.19 per share).

(3)    In 1988, the Company recorded a $54 million charge (net of tax benefits of $27.8 million)
       against net earnings to provide for the restructuring of its domestic oil and gas operations.  Also, the Company recorded an $11.7 million charge (net of tax benefits of
       $6.0 million) against net earnings as a result of certain litigation ongoing at that time.

MARKET PRICE AND DIVIDEND DATA
                                                                       Quarter ended
                                                         March 31       June 30      Sept. 30     Dec. 31
_________________________________________________________________________________________
1992:
Capital stock price:
  High                                                   $33 1/2         37 1/4        40 1/2      38 1/4
  Low                                                     25             28 1/2        33 3/4      32 1/2
Cash dividends per share                                    0.25           0.25          0.25        0.25
_________________________________________________________________________________________

1991:
Capital stock price:
  High                                                   $43 1/2         43            40 5/8      41 7/8
  Low                                                     34 1/4         33 3/4        34 3/8      29 5/8
Cash dividends per share                                    0.25           0.25          0.25        0.25
_________________________________________________________________________________________

PAGE

MANAGEMENT'S DISCUSSION AND ANALYSIS

_____________________________________________________________________
REVIEW OF OPERATIONS (1992 VS 1991)

Gross revenues in 1992 were down $38 million from the comparable prior year as higher refining revenues were more than offset by reduced oil and gas revenues, a decline in crude marketing gains and a lower equity in the earnings of the Company's 50%-owned affiliate, CLAM Petroleum Company (CLAM). The reduction in CLAM's earnings resulted from reduced gas prices and lower gas deliveries due to a major pipeline maintenance program. These revenue declines more than offset the significant reductions in operating costs and expenses (before the restructuring charges) resulting from the Company's cost-cutting efforts.

Nevertheless, the Company generated earnings of $18.9 million before the inclusion of nonrecurring after-tax items totaling $20.1 million and an extraordinary loss of $5.6 million on an early retirement of debt. This represents a decline of 10% from the comparable net earnings of 1991. The nonrecurring items consisted of $52.4 million ($34.6 million after-tax) for the restructuring of the Company's domestic oil and gas operations and $3 million ($2 million after tax) for the uninsured costs associated with a gas well blowout (after being reduced by $2.5 million in the fourth quarter). The Company also reduced its litigation accrual for the State gas royalty claim by $25 million ($16.5 million after tax). The inclusion of the nonrecurring items resulted in a net loss of $6.8 million in 1992.

Oil and Gas Operations

Revenues from oil and gas operations benefitted from rising gas prices since the 1992 second quarter. Such price gains, however, were offset by average oil prices that were below those in 1991 and lower oil and gas volumes. As a result, revenues from oil and gas operations were $32 million lower than in the prior year. Crude oil revenues were down $32 million due to lower prices in 1992 ($8 million) and lower volumes produced ($24 million). Natural gas revenues were over $5 million higher in 1992 due to price increases ($11 million) but this was offset to an extent by the elimination of revenues generated in 1992 by the properties recently sold and reduced volumes.

Crude oil volume declines in 1992 were attributable to an 1,100 barrel per day (BPD) decline in domestic operations, a 2,100 BPD decline in North Sea operations and a 200 BPD decline in other foreign operations. The decline in domestic operations was primarily due to wells shut-in for maintenance and repairs, hurricane related production interruptions and natural declines at mature producing properties. These declines more than offset volumes from new wells coming onstream. In foreign areas, volumes were down primarily as a result of natural declines.

Domestic natural gas deliveries were down 7% from the prior year period due to natural declines, hurricane related production interruptions and elimination of volumes related to the properties recently sold. These declines more than offset volumes from new wells coming onstream.

PAGE

Lease operating and facility expenses rose above the prior year level primarily due to increased operating expenses on new and existing properties and the inclusion of the aforementioned charges associated with a gas well blowout. These were offset to an extent by lower workover and repair charges. Depletion, depreciation and amortization (DD&A) was almost $10 million lower in 1992 due to the elimination of DD&A on those properties sold and reduced DD&A on mature properties due to declining production rates. These reductions were partially offset by the increases in DD&A associated with new producing properties. Dry holes and exploratory charges were almost $33 million lower than in the 1991 period due to the reduction in exploration activities in both domestic and foreign areas and a higher exploratory success ratio. General, administrative and other expenses were reduced 12% in 1992 due primarily to the cost-cutting efforts associated with the restructuring program. Although interest incurred in 1992 benefitted from the lower rates charged on the Company's variable rate debt, interest and debt expenses were significantly higher in 1992 due primarily to the reduction in development projects which qualified for interest capitalization.

Refining and Marketing Operations

Although refined product demand in 1992 improved from the 1991 period, refining operating results declined by 8% from 1991 due to reduced margins. Higher revenues from increased sales volumes ($42 million) were partially offset by lower prices ($31 million) during 1992 as compared to 1991. However, increased feedstock costs offset the revenue gains resulting in lower pretax operating profit. Profits from crude oil marketing activities were also lower than in the prior year primarily due to higher acquisition costs on crude purchased for resale relative to final sales prices and the absence of forward sales in 1992.


REVIEW OF OPERATIONS (1991 VS 1990)

Gross revenues in 1991 fell $49 million primarily due to a decline from oil and gas operations. As a result of events in the Middle East, 1990 posted the highest oil prices realized in recent years. Since the cessation of hostilities, worldwide oil prices have declined and the average price for 1991 was 13% lower than the prior year. Also, natural gas prices were lower due to continued weak demand and surplus supplies. The volatility of oil and natural gas prices will continue to significantly affect revenues and earnings. While refined product prices were higher in 1991, lower sales of refined products in the second half of the year resulted in a marginal decline in revenues from refining operations. Marketing operations partially offset the impact of the lower revenues with a $15 million pretax gain, up $25 million from the $10 million loss in 1990. Primarily as a result of these revenue declines, pretax earnings declined over 60% from 1990. The effective income tax rate for 1991 exceeded the U.S. statutory rate of 34% as a result of the higher rates paid in certain foreign jurisdictions.

PAGE

During 1990, the Company finalized its restructuring program undertaken in 1988 with the sale of the last significant property included in the program, which property had initially been included in the restructuring program at an estimated gain. The balance in the restructuring accrual at year-end 1989 was included in other liabilities until such time as the ultimate outcome of the final property sale was known. When finalized, the restructuring program gave rise to a smaller loss than originally estimated. In addition, the Company favorably settled a potential tax claim. These savings over the original estimates were offset by an increase in the provision for the Department of Energy matter with Texaco.

In July 1991, the Company entered into an agreement with Texaco which resolved all claims and issues related to certain DOE matters. The settlement involved no cash outlay by either company, but did involve a reduction of an immaterial amount of future payments to the Company by Texaco related to the Company's 8-1/3% net profits interest, for which the Company has no cost basis, on a limited number of the Company's Louisiana properties. Following the settlement, the previously established accrual, net of certain litigation expenses, was retained as a result of loss contingencies associated with the State of Louisiana gas royalty claim.

Oil and Gas Operations

Oil and gas revenues were down over $75 million from 1990. Liquids revenues were down over $60 million as a result of lower average worldwide crude oil prices and reduced volumes. Natural gas revenues were $12 million lower than in 1990 due to lower domestic gas prices and slightly lower natural gas deliveries.

Crude oil volume declines in 1991 were attributable to a 600 BPD decline in domestic operations, a 1,900 BPD decline in North Sea operations and an 800 BPD decline in other foreign operations. The decline in domestic operations was primarily due to wells shut-in for maintenance and repairs and natural declines at mature producing properties. In foreign areas, volumes were down mainly as a result of natural declines, field repairs and main-tenance activities and the impact of pipeline repairs, which more than offset the new wells coming onstream in Colombia.

Domestic natural gas deliveries were down marginally from the prior year period. Volume decreases resulted from pipeline curtailments, natural declines, and wells shut-in for repairs and maintenance, offset by volumes from new wells coming onstream.

Lease operating and facility expenses were marginally higher in 1991 primarily due to higher operating expenses resulting from new producing properties onstream and repair charges on older producing properties. Depletion, depreciation and amortization charges were $5 million higher in 1991, largely due to a downward revision in proved reserve estimates at West Delta Block 143, which resulted in a $6 million charge, and new wells coming onstream. Dry holes and exploratory charges were almost
$2 million higher in 1991 due to the write-off of unsuccessful wells and related leasehold impairment. Taxes, other than on earnings, were down $1 million for 1991 due to decreases in value-based severance and ad valorem taxes. General, administrative and other expenses decreased almost $7 million in 1991 primarily due to legal fees relating to the PAGE

Texaco litigation being charged to the previous provision made for such issue. Interest and debt expenses were down $8 million due to the early redemption during 1990 of $14 million of the 8 1/2% Convertible Subordinated Debentures due September 1, 2000, lower interest rates on variable-rate debt and an increase in interest capitalized.
Refining and Marketing Operations

Despite extreme price volatility brought on by the Gulf War, operating profits from LL&E's refining operations declined only modestly in 1991's first half from the year-earlier period. While refining margins improved during this period, sales volumes were down substantially from the extraordinarily high levels in the prior year. However, margins deteriorated rapidly in 1991's third quarter and continued depressed in the final quarter of the year. Refining operations ended 1991 with a marginal decline in revenues as the $47 million added by higher prices was more than offset by the $49 million revenue decline occasioned by the lower sales volumes. This resulted in a pretax operating profit of $11 million, down $6 million from the 1990 operating profit of $17 million. Marketing activities improved substantially in 1991 following the losses incurred in 1990 as a result of forward sales prior to the upward spike in crude oil prices caused by the events in the Middle East. Marketing operations completed the year with a $15 million gain, compared to the $10 million loss in 1990.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operations during 1992 were financed with internally generated funds; cash flows from operations provided almost $178 million and asset sales added over $48 million. These funds were applied primarily to capital expenditures, which totaled approximately $154 million, and cash dividends, which totaled over $28 million. Total long-term debt at the end of 1992 amounted to $343 million, a decrease of $5 million from the prior year-end. Cash and equivalents totaled over $40 million, an increase of $14 million.

On June 17, 1992, the Company registered under the Securities and Exchange Commission's shelf registration rules $300 million of senior unsecured debt securities to be issued from time to time on terms to be then determined. On June 30, 1992, the Company sold $100 million of 8 1/4% Notes due 2002. Approximately $66 million of the net proceeds received by the Company was used to repay an installment due July 23, 1992 under the Term Loan with a group of banks.
The balance of the net proceeds, approximately $33 million after deducting expenses, was added to the working capital of the Company.

On September 25, 1992, the Company announced the call for early retirement of the 8-1/2% Convertible Subordinated Debentures due September 2000. The redemption date was November 3, 1992 and was completed at a price of 101.66% of principal. The premium, along with the write-off of unamortized discount, resulted in an extraordinary loss of $5.6 million, after tax benefits of $2.8 million. The Company had reserved over 360,000 shares of its capital stock for issuance upon conversion of these debentures.

PAGE

The Company's restructuring program involved dispositions of selected properties and staff and cost reductions. The Company will now focus on its higher performing assets with a staffing level still capable of seizing opportunities in the present environment and expanding to meet future needs with a minimum of lead time. The Company completed the sale of substantially all of the selected properties on August 13, 1992 for a purchase price of $48.1 million. The properties sold pursuant to this program were located principally in Oklahoma and, in 1991, generated revenues of approximately $11 million and an operating loss of approximately $9.5 million. The disposition of these properties will not adversely affect the Company's future financial position and results of operations.

The Company expects that its 1993 capital and exploration program, presently estimated at approximately $170 million, will be financed substantially by internally generated funds. Such expenditures are continually reviewed, and revised as necessary, based on perceived current and long-term economic conditions. External financings are expected to be used to refinance on a long-term basis the $86.5 million of debt maturing in 1993.

As explained in Notes 10 and 11 of "Notes to Consolidated Financial Statements," the Company will adopt in 1993 Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" and Statement of Financial Accounting Standards No. 106 - "Employer's Accounting for Postretirement Benefits Other Than Pensions."

As explained in Note 14 of "Notes to Consolidated Financial Statements," the State of Louisiana has asserted claims against the Company in its capacity as sublessor to Texaco of certain State leases, based upon Texaco's alleged royalty miscalculations. The Company believes that it has adequately provided for these claims and any ultimate liability will be funded out of working capital and will not adversely impact future results of operations or financial position nor significantly impair the Company's ability to finance its operations.


CAPITAL STOCK, DIVIDENDS AND OTHER MARKET DATA

The Company's capital stock is listed and traded on the New York Stock Exchange, the Toronto Stock Exchange, the London Stock Exchange and the Swiss Stock Exchanges (Basle, Geneva and Zurich). As of February 26, 1993, there were 8,631 holders of record. The quarterly market prices for the past two years and the cash dividends paid in each period are presented in the table on page 5 herein.

Since 1989, the Company has not purchased shares under its capital stock repurchase program, which was implemented in 1985. As of December 31, 1992 the Company has purchased a total of 4,147,732 shares at an average cost of $33.80 per share, after adjustment for the reissue of 836,368 shares to the Company's Employee Stock Ownership Plan (ESOP). Since 1983, the Company has reduced its outstanding shares by 25.4%. The shares repurchased are being held as treasury shares which affords the Company greater financial flexibility to respond to financing and other opportunities that might arise.

PAGE

The Company has arranged financings totaling $24.2 million for its ESOP and has sold a total of 836,368 shares of treasury stock to the ESOP. (See Note 7 of "Notes to Consolidated Financial Statements.")

In 1986, the Company's Board of Directors declared a dividend to shareholders consisting of one Capital Stock Purchase Right on each outstanding share of capital stock. These rights may cause substantial ownership dilution to a person or group who attempts to acquire the Company without approval of the Company's Board of Directors. The rights should not interfere with a business combination transaction that has been approved by the Board of Directors. (See Note 12 of "Notes to Consolidated Financial Statements.")

The Company has reserved 1,998,641 shares of its capital stock for future grants and exercises of stock options. (See Note 12 of "Notes to Consolidated Financial Statements.")

NOTE:
            The accompanying consolidated financial statements and notes thereto and the unaudited supplemental data are an integral part of this discussion and analysis and should be read in conjunction herewith.

PAGE

CONSOLIDATED BALANCE SHEETS                             The Louisiana Land and
                                                         Exploration Company and
                                                         Subsidiaries
December 31, 1992 and 1991
(Millions of dollars)
Assets                                                                               1992            1991
_________________________________________________________________________________________
CURRENT ASSETS:
Cash, including cash equivalents (1992-$32.7; 1991-$21.1)                       $    40.5            26.7
Accounts and notes receivable, principally trade                                     74.6           119.3
Income taxes receivable                                                               5.8             6.9
Inventories (note 4)                                                                 25.6            23.8
Prepaid expenses                                                                      6.3             9.8
_________________________________________________________________________________________
TOTAL CURRENT ASSETS                                                                152.8           186.5
_________________________________________________________________________________________
Investments in affiliates (note 5)                                                   31.1            31.7
Net property, plant and equipment, at cost, under the
  successful efforts method of accounting for oil
  and gas properties (note 6)                                                       974.2           989.9
Other assets                                                                         51.0            44.7
_________________________________________________________________________________________
                                                                                $ 1,209.1         1,252.8
_________________________________________________________________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY
_________________________________________________________________________________________
CURRENT LIABILITIES:
Current portion of long-term debt (note 7)                                              -              .4
Accounts payable and accrued expenses                                               158.1           144.2
Income taxes payable                                                                  6.9            10.0
Deferred income taxes                                                                 8.0             7.7
_________________________________________________________________________________________
TOTAL CURRENT LIABILITIES                                                           173.0           162.3
_________________________________________________________________________________________
Deferred income taxes                                                               148.8           133.2
Long-term debt, excluding current portion (note 7)                                  343.0           347.3
Other liabilities                                                                   127.7           163.5
_________________________________________________________________________________________
Contingencies and commitments (notes 9, 11, 12 and 14)

STOCKHOLDERS' EQUITY (NOTES 7 AND 12):
_________________________________________________________________________________________
Capital stock of $.15 par value.  Authorized-100,000,000
  shares; issued-38,004,537 shares                                                    5.7             5.7
Additional paid-in capital                                                           41.5            41.3
Retained earnings                                                                   704.5           739.6
_________________________________________________________________________________________
                                                                                    751.7           786.6
Loans to ESOP (note 7)                                                              (11.8)          (14.8)
Cost of capital stock in treasury-9,656,167 shares in
  1992 and 9,718,025 shares in 1991                                                (323.3)         (325.3)
_________________________________________________________________________________________
TOTAL STOCKHOLDERS' EQUITY                                                          416.6           446.5
_________________________________________________________________________________________
                                                                                $ 1,209.1         1,252.8
_________________________________________________________________________________________
<F/N>
See accompanying notes to consolidated financial statements.

PAGE

CONSOLIDATED STATEMENTS OF                              The Louisiana Land and
EARNINGS (LOSS)                                          Exploration Company and
                                                         Subsidiaries
Years ended December 31, 1992, 1991 and 1990
(Millions, except per share data)
                                                                    1992            1991             1990
_________________________________________________________________________________________
REVENUES:
Oil and gas                                                     $  323.9           363.7            417.7
Refined products                                                   441.9           432.8            431.5
Other (interest, 1992-$3.6; 1991-$4.6; 1990-$3.2)                   21.6            28.8             25.5
_________________________________________________________________________________________
                                                                   787.4           825.3            874.7
_________________________________________________________________________________________
COSTS AND EXPENSES:
Lease operating and facility expenses                               98.5            96.4             93.3
Refinery cost of sales and operating expenses                      424.3           415.1            407.7
Dry holes and exploratory charges                                   41.5            74.6             72.9
Depletion, depreciation and amortization                           106.5           116.3            111.8
Taxes, other than on earnings                                       24.4            24.5             25.5
General, administrative and other expenses                          42.3            48.2             55.1
Interest and debt expenses (note 8)                                 24.6            16.9             24.8
Restructuring and other nonrecurring
  charges/credits (note 3)                                          27.4               -                -
_________________________________________________________________________________________
                                                                   789.5           792.0            791.1
_________________________________________________________________________________________
Earnings (loss) before income taxes                                 (2.1)           33.3             83.6
Income tax expense (benefit) (note 10)                              (0.9)           12.4             28.7
_________________________________________________________________________________________
Earnings (loss) before extraordinary item                           (1.2)           20.9             54.9
Loss on early retirement of debt, net of
  income tax benefit (note 7)                                       (5.6)              -                -
_________________________________________________________________________________________
NET EARNINGS (LOSS)                                             $   (6.8)           20.9             54.9
_________________________________________________________________________________________

Primary and fully diluted earnings (loss) per share
  before extraordinary item                                        (0.04)           0.74             1.94
Loss on early retirement of debt                                   (0.20)              -                -
_________________________________________________________________________________________
PRIMARY AND FULLY DILUTED EARNINGS (LOSS) PER SHARE             $  (0.24)           0.74             1.94
_________________________________________________________________________________________

AVERAGE SHARES                                                      28.4            28.3             28.3
_________________________________________________________________________________________
<F/N>
See accompanying notes to consolidated financial statements.

PAGE

CONSOLIDATED STATEMENTS OF                              The Louisiana Land and
STOCKHOLDERS' EQUITY                                     Exploration Company and
                                                         Subsidiaries
Years ended December 31, 1992, 1991 and 1990
(Millions of dollars, except per share data)
                                   Additional                      Loans to         Treasury stock
                                   paid-in          Retained          ESOP       Number of
                                   capital          earnings       (Note 7)       shares             Cost
_________________________________________________________________________________________
Balance at December 31, 1989            $40.3         $720.2        $(19.8)      9,937,325        $(330.2)
Net earnings                                -           54.9             -               -              -
Cash dividends ($1.00 per
  share)                                    -          (28.1)            -               -              -
Repayment of loans to ESOP                  -              -           2.4               -              -
Other                                      .4              -             -        (135,323)           2.9
_________________________________________________________________________________________
Balance at December 31, 1990             40.7          747.0         (17.4)      9,802,002         (327.3)
Net earnings                                -           20.9             -               -              -
Cash dividends ($1.00 per
  share)                                    -          (28.3)            -               -              -
Repayment of loans to ESOP                  -              -           2.6               -              -
Other                                      .6              -             -         (83,977)           2.0
_________________________________________________________________________________________
Balance at December 31, 1991             41.3          739.6         (14.8)      9,718,025         (325.3)
Net loss                                    -           (6.8)            -               -              -
Cash dividends ($1.00 per
  share)                                    -          (28.3)            -               -              -
Repayment of loans to ESOP                  -              -           3.0               -              -
Other                                      .2              -             -         (61,858)           2.0
_________________________________________________________________________________________
Balance at December 31, 1992            $41.5         $704.5        $(11.8)      9,656.167        $(323.3)
_________________________________________________________________________________________
<F/N>
Capital stock of $.15 par value was unchanged during the three-year period ended December
31, 1992.

See accompanying notes to consolidated financial statements.

PAGE

CONSOLIDATED STATEMENTS OF CASH FLOWS                     The Louisiana Land and
                                                           Exploration Company and
                                                           Subsidiaries
Years ended December 31, 1992, 1991 and 1990
(Millions of dollars)

                                                                    1992            1991             1990
_________________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                               $ (6.8)           20.9             54.9
Adjustments to reconcile to cash flows from
 operations:
  Restructuring and other nonrecurring charges/
    credits                                                         27.4               -                -
  Loss on early retirement of debt                                   8.4               -                -
  Depletion, depreciation and amortization                         106.5           116.3            111.8
  Deferred income taxes                                              2.2             4.9              9.6
  Dry holes and impairment charges                                  19.2            50.2             43.2
  Other                                                              5.8             7.1              8.4
_________________________________________________________________________________________
                                                                   162.7           199.4            227.9
  Changes in operating assets and liabilities:
    Net (increase) decrease in receivables                          44.8            (3.4)            16.6
    Net increase in inventories                                     (1.8)           (3.7)               -
    Net (increase) decrease in prepaid items                         3.4           (15.8)            20.7
    Net increase (decrease) in payables                            (27.0)           24.8            (10.5)
    Other                                                           (3.4)            7.9             (2.8)
_________________________________________________________________________________________
Net cash flows from operating activities                           178.7           209.2            251.9
_________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                              (153.8)         (189.2)          (182.9)
Proceeds from asset sales                                           48.5             2.2             10.3
Other                                                              (11.0)            6.3              6.2
_________________________________________________________________________________________
Net cash flows from investing activities                          (116.3)         (180.7)          (166.4)
_________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to long-term debt                                        100.0               -              2.0
Repayments of long-term debt                                      (116.8)           (6.0)           (37.4)
Dividends                                                          (28.3)          (28.3)           (28.1)
Repayment of loans to ESOP                                           3.0             2.6              2.4
Other                                                               (6.5)              -                -
_________________________________________________________________________________________
Net cash flows from financing activities                           (48.6)          (31.7)           (61.1)
_________________________________________________________________________________________

Increase (decrease) in cash and cash equivalents                $   13.8            (3.2)            24.4
_________________________________________________________________________________________


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
Properties acquired through the incurrence
  of a short-term liability                                     $   36.0               -                -
_________________________________________________________________________________________
<F/N>
See accompanying notes to consolidated financial statements.

PAGE

NOTES TO CONSOLIDATED FINANCIAL                         The Louisiana Land and
STATEMENTS                                               Exploration Company and
                                                         Subsidiaries
December 31, 1992, 1991 and 1990
__________________________________________________________________
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A.     Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Investments in affiliates are accounted for under the equity method. Certain amounts have been reclassified to conform with the current period's presentation.

B.     Petroleum Operations
The Company uses the successful efforts method of accounting for its oil and gas operations. The costs of unproved leaseholds are capitalized pending the results of exploration efforts.
Significant unproved leasehold costs are assessed periodically, on a property-by-property basis, and a loss is recognized to the extent, if any, that the cost of the property has been impaired. The costs of individually insignificant unproved leaseholds estimated to be nonproductive are amortized over estimated holding periods based on historical experience. Exploratory dry holes and geological and geophysical charges are expensed. Depletion of proved leaseholds and amortization and depreciation of the costs of all development and successful exploratory drilling are provided by the unit-of-production method based upon estimates of proved and proved-developed oil and gas reserves, respectively, for each property. The estimated costs of dismantling and abandoning offshore and significant onshore facilities are provided currently using the unit-of-production method; such costs for other onshore facilities are insignificant and are expensed as incurred. The costs of refining and processing equipment and facilities are depreciated on a straight-line basis over their estimated useful lives.

The Company uses the entitlement method for recording natural gas sales revenues. Under the entitlement method of accounting, revenue is recorded based on the Company's net working interest in field production. Deliveries of natural gas in excess of the Company's working interest are recorded as liabilities while under-deliveries are recorded as receivables.

The Company's anticipated purchases and sales of crude oil and refined petroleum products and its committed foreign currency expenditures may be hedged against market risks through the use of forward/futures contracts. The gains and losses on these contracts are recognized upon the expiration of the contract and are included in the valuation of the anticipated transactions being hedged. A default by a counterparty to a contract would expose the Company to market risks for the quantity of the contract. There is no material risk to the Company as a result of these contracts and the Company does not anticipate nonperformance by any of the counterparties.

PAGE

C.     Functional Currency
The foreign exploration and production operations of the Company's subsidiaries and its foreign affiliate, CLAM Petroleum Company, are considered an extension of the parent company's operations. The assets, liabilities and operations of these companies are therefore measured using the United States dollar as the functional currency. As a result, foreign currency translation/transaction adjustments (which were not material) are included in net earnings.

D.     Income Taxes
The Company and its domestic subsidiaries file a consolidated federal income tax return.

The Company adopted, effective January 1, 1988, Statement of Financial Accounting Standards No. 96 (SFAS No. 96) - "Accounting For Income Taxes," issued in December 1987. Under the liability method specified by SFAS No. 96, the deferred tax liability is determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by existing tax rates which are presumed to be in effect when these differences reverse. Deferred tax expense is the result of changes in the liability for deferred taxes. Effective January 1, 1993, the Company will adopt Statement of Financial Accounting Standard No. 109 (see Note 10).

E.     Earnings (Loss) Per Share
Primary earnings (loss) per share are calculated on the weighted average number of shares outstanding during each period for capital stock and, when dilutive, capital stock equivalents, which assumes exercise of stock options. Fully diluted earnings (loss) per share are calculated on the same basis, but also assumes conversion, when dilutive, of the convertible subordinated debentures for the period outstanding prior to the call for redemption on September 25, 1992, and elimination of the related interest expense, net of income taxes.

2.     CASH FLOWS
All of the Company's cash investments are highly liquid debt instruments, with maturities of less than three months, and are considered to be cash equivalents. These cash investments are carried in the accompanying balance sheets at cost plus accrued interest, which approximates fair value. Cash flows related to hedging activities through forward/futures contracts are classified in the same categories as that from the items being hedged.

3.     RESTRUCTURING AND OTHER NONRECURRING CHARGES/CREDITS
During 1990, the Company finalized its restructuring program undertaken in 1988 with the sale of the last significant property included in the program, which property had initially been included in the restructuring program at an estimated gain. The balance in the restructuring accrual at year-end 1989 was included in other liabilities until such time as the ultimate outcome of the final property sale was known. When finalized, the restructuring program gave rise to a smaller loss than originally estimated. In addition, the Company favorably settled a potential tax claim. These savings over the original estimates were offset by an increase in the provision for the Department of Energy matter with Texaco.PAGE

In 1992, the Company recorded a charge of $52.4 million (before income tax benefits of approximately $17.8 million) against earnings to provide for the restructuring of its oil and gas operations. This charge included provisions for estimated losses on the disposition of selected domestic properties of $47.6 million (both developed and undeveloped) and costs associated with staff retirements, reductions and related transition expenses of $4.8 million. The Company completed the sale of substantially all of the selected properties for a purchase price of $48.1 million.

In addition, during 1992, the Company reduced its litigation accrual for the State gas royalty claim by $25 million (before an income tax charge of $8.5 million).

4.     INVENTORIES
(Millions of dollars)                                                                1992            1991
_________________________________________________________________________________________
Refinery inventories at lower of (last-in,
first-out) cost or market                                                           $24.6            23.2
_________________________________________________________________________________________
Repair parts, supplies and other, at lower of
average cost or market                                                                1.0              .6
_________________________________________________________________________________________
                                                                                    $25.6            23.8
_________________________________________________________________________________________


PAGE

5.     INVESTMENTS IN AFFILIATES
                                                                                       Investment
                                                                %                (Millions of dollars)
Investee             Industry           Location              owned               1992               1991
_________________________________________________________________________________________
MaraLou (CLAM
Petroleum            Oil &
Company)             Gas               North Sea                  50%            $28.3               29.0
_________________________________________________________________________________________
Other                Various           U.S.                   Various              2.8                2.7
_________________________________________________________________________________________
                                                                                 $31.1               31.7
_________________________________________________________________________________________

The Company's equity in earnings of affiliates amounted to $6.9 million, $15.0 million and $16.4 million in 1992, 1991 and 1990, respectively. Cash dividends received from MaraLou/CLAM in 1992, 1991 and 1990 totaled $7.5 million, $18.5 million and $20.0 million, respectively.

The consolidated financial position of MaraLou and its wholly owned subsidiary, CLAM, as of December 31, 1992 and 1991 and the results of their operations for each of the years in the three-year period ended December 31, 1992 are summarized below.

(Millions of dollars)                                                                1992            1991
_________________________________________________________________________________________
Current assets                                                                     $ 35.1            47.5
_________________________________________________________________________________________
Noncurrent assets                                                                   176.7           173.0
_________________________________________________________________________________________
Current liabilities                                                                  16.0            44.8
_________________________________________________________________________________________
Noncurrent liabilities                                                              142.4           120.8
_________________________________________________________________________________________

(Millions of dollars)                                                1992            1991            1990
_________________________________________________________________________________________
Gross revenues                                                     $ 82.9           111.9            96.5
_________________________________________________________________________________________
Operating profit                                                     42.4            70.5            49.9
_________________________________________________________________________________________
Net earnings                                                         13.8            30.0            32.8
_________________________________________________________________________________________

MaraLou will apply the provisions of SFAS No. 109 (see Note 10) in 1993 without restating prior years' financial statements and has estimated that adoption of SFAS No. 109 will result in a non-cash charge to earnings in the first quarter of 1993 of approximately $6 million ($3 million to the Company's equity interest).

The common stock of CLAM is pledged as collateral under a revolving credit agreement between MaraLou and a group of banks. The credit agreement is nonrecourse to the partners of MaraLou.
PAGE

6.     PROPERTY, PLANT AND EQUIPMENT
(Millions of dollars)                                                                1992            1991
_________________________________________________________________________________________
Petroleum properties:
  Proved                                                                         $1,988.2         1,957.0
_________________________________________________________________________________________
  Unproved                                                                           78.1           111.5
_________________________________________________________________________________________
  Refining and marketing                                                            205.0           174.6
_________________________________________________________________________________________
                                                                                  2,271.3         2,243.1
Other properties                                                                     59.3            56.3
_________________________________________________________________________________________
                                                                                  2,330.6         2,299.4
Less accumulated depletion, depreciation and amortization                         1,356.4         1,309.5
_________________________________________________________________________________________
                                                                                 $  974.2           989.9
_________________________________________________________________________________________

7.     LONG-TERM DEBT
(Millions of dollars)                                                                1992            1991
_________________________________________________________________________________________
Term Loan with banks (net of unamortized discount of $4.1 in 1992
   and $7.7 in 1991)                                                               $195.4           257.8
_________________________________________________________________________________________
8-1/4% Notes due 2002                                                               100.0               -
_________________________________________________________________________________________
8-1/2% Convertible Subordinated Debentures (net of unamortized
  discount of $8.5 in 1991)                                                             -            37.3
_________________________________________________________________________________________
Industrial Development Revenue Refunding Bonds, 1983 Series,
  due December 1993, interest at 8.6%                                                20.5            20.5
_________________________________________________________________________________________
Loan Agreement with banks                                                            15.0            17.0
_________________________________________________________________________________________
Notes payable to bank for financing of leveraged ESOP                                11.8            14.8
_________________________________________________________________________________________
Commercial paper notes                                                                  -               -
_________________________________________________________________________________________
Other issues                                                                           .3              .3
_________________________________________________________________________________________
Total long-term debt                                                                343.0           347.7
Less current portion                                                                    -              .4
_________________________________________________________________________________________
Long-term debt, excluding current portion                                          $343.0           347.3
_________________________________________________________________________________________

The fair value of the Company's long-term debt at December 31, 1992 is estimated to be approximately $364 million based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of similar maturities.

Debt maturities for the next five years follows.

(Millions of dollars)
_________________________________________________________________________________________
1993                                                                                               $    -
_________________________________________________________________________________________
1994                                                                                                229.2
_________________________________________________________________________________________
1995                                                                                                 12.4
_________________________________________________________________________________________
1996                                                                                                  5.1
_________________________________________________________________________________________
1997                                                                                                    -
_________________________________________________________________________________________

On June 17, 1992, the Company registered under the Securities and Exchange Commission's shelf registration rules $300 million of senior unsecured debt securities to be issued from time to time on terms to be then determined. On June 30, 1992, the Company sold $100 million of 8-1/4% Notes due 2002.
PAGE

On September 25, 1992, the Company announced the call for early retirement of the 8-1/2% Convertible Subordinated Debentures due September 2000. The redemption was completed at a price of 101.66% of principal and the premium, along with unamortized discount, resulted in an extraordinary loss of $5.6 million, after tax benefits of $2.8 million.

The Company's $20 million Loan Agreement with a group of banks is in the form of a revolving credit loan. The interest rate varies with time and market conditions and is determined by the banks subject to certain options chosen in advance by the Company. A commitment fee of 1/4% is charged on the unused portion of the loan during the revolving credit period. Borrowings under this agreement during 1992 and 1991 were at average interest rates of 4.5% and 6.7%, respectively.

In November 1987, the Company created a leveraged employee stock ownership plan (ESOP) within an existing employee savings plan. To fund the ESOP, in 1987 and 1988 the Company borrowed $10.2 million and $14.0 million, respectively, from a bank (unsecured) and loaned the proceeds to the ESOP. The ESOP then used the proceeds to acquire shares of the Company's capital stock (374,678 in 1987; 461,690 in 1988) at average market prices of $27.125 and $30.25, respectively. The capital stock issued was taken from the Company's treasury at a cost of $30 per share; the differences between treasury stock cost and value were recorded in additional paid-in capital. The loans to the ESOP are on substantially the same terms and conditions as the Company's bank loans and, in addition, are secured by the Company's capital stock owned by the ESOP. The ESOP will repay the loans (plus interest) with the proceeds from the Company's monthly contributions and quarterly dividends paid on the capital stock. The Company's bank loans will be similarly repaid monthly through 1995. The interest rates vary with time and market conditions and are determined by the bank subject to certain options chosen in advance by the Company. The average interest rates for both loans in 1992 and 1991 were 3.7% and 6.1%, respectively.

During 1992, the average monthly balance of commercial paper notes outstanding was $5.7 million; the maximum amount outstanding during that period was $27 million. Commercial paper borrowings during 1992 and 1991 were at average interest rates of 4.3% and 6.1%, respectively. The Company's commercial paper program is supported by a $100 million revolving line of credit, which requires a commitment fee of 1/4% per annum. Borrowings under this agreement may be at fixed or variable interest rates at the option of the Company and would be due in April 1994. No borrowings have been made under the line of credit.

The Term Loan is with a group of banks and bears interest at 8.92% (discounted to yield 10.7%), is unsecured and the balance is payable in two installments: July 1993 - $66 million; and July 1994 - $133.5 million. The $66 million installment due in July 1993 has been excluded from current liabilities as the Company intends to refinance the balance due on a long-term basis, utilizing new debt instruments or the existing revolving line of credit.
PAGE

The 8.6% Industrial Development Revenue Refunding Bonds, due in December 1993, have been excluded from current liabilities as the Company intends to refinance the balance due on a long-term basis, utilizing new debt instruments or the existing revolving line of credit.

8.     INTEREST AND DEBT EXPENSES
For the years ended December 31, 1992, 1991 and 1990, interest costs incurred, which were essentially the same as interest payments, were $37.5 million, $39.5 million and $44.3 million, respectively, of which $12.9 million, $22.6 million and $19.5 million, respectively, were capitalized as part of the cost of property, plant and equipment.

Effective June 1992, the Company began participating in interest rate swaps (which terminate in 1994) having a notational principal amount totaling $100 million with three banks. Under the agreements, the Company receives an annual fixed rate of approximately 5.2% and pays a variable rate based on the six-month London Interbank Offering Rate (currently approximately 3.3%). The rates payable are recalculated at June 15 and December 15 of each year. The amounts received/paid are credited/charged to interest expense. As of December 31, 1992, the fair value of these swap agreements is estimated to be approximately $1 million, based on the discounted cash flows under the agreements.

9.     FOREIGN CURRENCY CONTRACTS
The Company hedges its committed British pound expenditures at its Brae Field complex in the U.K. North Sea through the purchase of forward contracts. At December 31, 1992, forward contracts outstanding totaled $37.7 million. The fair value of these contracts, which represents the Company's cost to offset its forward position, is estimated to be approximately $2 million as of December 31, 1992.

PAGE

10.    INCOME TAXES
The components of earnings (loss) before income taxes were taxed under the following jurisdictions:

(Millions of dollars)                                                1992            1991            1990
_________________________________________________________________________________________
Domestic                                                           $(15.9)           18.5            32.6
_________________________________________________________________________________________
Foreign                                                              13.8            14.8            51.0
_________________________________________________________________________________________
                                                                   $ (2.1)           33.3            83.6
_________________________________________________________________________________________

Components of income tax expense (benefit) are as follows:

(Millions of dollars)                                                1992            1991            1990
_________________________________________________________________________________________
Current tax expense (benefit):
  Federal                                                          $ (7.3)            4.4             3.8
_________________________________________________________________________________________
  State                                                                .1             (.8)             .9
_________________________________________________________________________________________
  Foreign                                                             1.3             3.9            14.4
_________________________________________________________________________________________
                                                                     (5.9)            7.5            19.1
_________________________________________________________________________________________
Deferred tax expense (benefit):
  Federal                                                             3.8             6.3             8.5
_________________________________________________________________________________________
  Foreign                                                             1.2            (1.4)            1.1
_________________________________________________________________________________________
                                                                      5.0             4.9             9.6
_________________________________________________________________________________________
                                                                   $ (0.9)           12.4            28.7
_________________________________________________________________________________________

Tax expense (benefit) differs from the amounts computed by applying the U.S. federal tax rate to earnings (loss) before income tax.
The reasons for the differences are as follows:

(Millions of dollars)                                                1992            1991            1990
_________________________________________________________________________________________
Computed "expected" tax expense (benefit)                          $  (.7)           11.3            28.4
_________________________________________________________________________________________
Increases (reductions) in taxes resulting from:
  Equity in earnings of foreign affiliates                           (1.3)           (1.2)           (5.1)
_________________________________________________________________________________________
  Foreign income taxes, net of federal income tax
    benefit                                                           3.1             5.0             5.1
_________________________________________________________________________________________
  Employee benefit plans                                             (1.2)           (2.1)            (.7)
_________________________________________________________________________________________
  Percentage depletion                                                (.3)            (.3)            (.2)
_________________________________________________________________________________________
  Other                                                               (.5)            (.3)            1.2
_________________________________________________________________________________________
                                                                   $  (.9)           12.4            28.7
_________________________________________________________________________________________

PAGE

Deferred tax expense (benefit) includes the following components:

(Millions of dollars)                                                1992            1991            1990
_________________________________________________________________________________________
Restructuring and other special charges                           $  (1.8)            2.0            (2.5)
_________________________________________________________________________________________
Intangible development and exploration costs                         10.1             9.7             9.1
_________________________________________________________________________________________
Interest                                                              2.2             6.1             3.0
_________________________________________________________________________________________
Depreciation                                                         (9.8)           (7.8)           (2.5)
_________________________________________________________________________________________
Depletion                                                              .7             1.0             1.0
_________________________________________________________________________________________
Foreign taxes                                                         1.2            (1.4)            1.1
_________________________________________________________________________________________
Equity in earnings of affiliates                                      (.4)            1.8             (.5)
_________________________________________________________________________________________
Alternative minimum tax credit carryforward                           2.2            (6.7)              -
_________________________________________________________________________________________
Employee benefit plans                                                 .1            (2.2)            (.3)
_________________________________________________________________________________________
Partnerships                                                            -             1.1             1.0
_________________________________________________________________________________________
Other                                                                  .5             1.3              .2
_________________________________________________________________________________________
                                                                   $  5.0             4.9             9.6
_________________________________________________________________________________________

For the years ended December 31, 1992, 1991 and 1990, the Company's net cash payments (refunds) of income taxes totaled $(.6) million, $6.5 million and $8.7 million, respectively.

At December 31, 1992 the Company has foreign tax credit carryforwards for Federal income tax purposes of $6.8 million which are available through 1997 to offset future Federal income taxes.

In February 1992, Statement of Financial Accounting Standards No. 109 (SFAS No. 109)- "Accounting for Income Taxes" was issued. SFAS No. 109 supersedes SFAS No. 96, which the Company adopted in 1988. SFAS No. 109 will be adopted in 1993. For the Company, the most significant change in SFAS No. 109 as compared to SFAS No. 96 is that deferred tax assets will now be recognized and measured based on the likelihood of realization of a tax benefit in future years. Under SFAS No. 109, deferred tax assets are initially recognized for differences between the financial statement carrying amounts and tax bases of assets and liabilities that will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance would then be established to reduce that deferred tax asset if it is more likely than not that the related tax benefits will not be realized. Under SFAS No. 96, the recognition of deferred tax benefits was limited to benefits that would offset deferred tax liabilities and benefits that could be realized through carryback to recover taxes paid for the current year or prior years.

Upon adoption in 1993, the Company plans to apply the provisions of the SFAS No. 109 without restating prior years' financial statements. It is estimated that adoption of SFAS No. 109 will result in a reduction of the net deferred tax liability by approximately $11 million to $14 million and that this will result in a noncash credit to earnings in the first quarter of 1993.

PAGE

11.    RETIREMENT BENEFITS
The Company has a noncontributory defined benefit pension plan covering all eligible employees, with benefits based on years of service and the employee's highest three-year average monthly earnings. The Company's funding policy is intended to provide for both benefits attributed to service to-date and for those expected to be earned in the future. Plan assets consist primarily of stocks, bonds and short-term cash investments. Since the spin-off of the pension plan of a discontinued subsidiary in 1985 and the contribution of excess assets remaining after purchasing annuities for affected employees, the pension plan has not required funding.

As a result of an early retirement incentive program and a reduction in force in 1992, benefit obligations of $4.2 million were settled from plan assets, including $1.1 million of early retirement incentive costs included in the restructuring charge described in Note 3. The settlement of the pension obligations related to the restructuring program resulted in a loss of $0.3 million, which was also included in the restructuring charge.

The following tables set forth the plan's funded status and amounts recognized in the statements of financial position and results of operations at December 31:

(Millions of dollars)                                                                1992            1991
_________________________________________________________________________________________
Accumulated benefit obligation, including vested benefits
of $10.0 and $9.9                                                                 $  10.4            10.5
_________________________________________________________________________________________
Projected benefit obligation                                                        (15.5)          (15.5)
Plan assets at fair market value                                                     12.9            17.3
_________________________________________________________________________________________
Plan assets over (under) projected benefit obligation                                (2.6)            1.8
_________________________________________________________________________________________
Unrecognized net loss from past experience different
  from that assumed and effects of changes in assumptions                             4.1             2.9
_________________________________________________________________________________________
Unrecognized net asset being recognized over 15 years                                (1.4)           (2.0)
_________________________________________________________________________________________
Prepaid pension cost                                                              $    .1             2.7
_________________________________________________________________________________________

(Millions of dollars)                                                1992            1991            1990
_________________________________________________________________________________________
Net pension expense includes the
   following components:
Service cost - benefits earned during the period                   $  1.6             1.3             1.3
_________________________________________________________________________________________
Interest cost on projected benefit obligation                         1.3             1.0              .9
_________________________________________________________________________________________
Actual gain on plan assets                                           (1.1)           (1.9)            (.4)
_________________________________________________________________________________________
Net amortization and deferral                                         (.6)             .3            (1.3)
_________________________________________________________________________________________
Net pension expense                                                $  1.2              .7              .5
_________________________________________________________________________________________
Discount rate                                                           9%              9%              9%
_________________________________________________________________________________________
Compensation increase                                                   5%              5%              5%
_________________________________________________________________________________________
_________________________________________________________________________________________
Return on assets                                                        9%              9%              9%
_________________________________________________________________________________________

PAGE

In December 1990, Statement of Financial Accounting Standards No. 106 (SFAS No. 106) - "Employers' Accounting for Postretirement Benefits Other than Pensions" was issued. While establishing accounting standards for all forms of postretirement benefits, SFAS No. 106 focuses principally on postretirement health care benefits. It will change the Company's current practice of accounting for postretirement benefits on a pay-as-you-go (cash) basis by requiring accrual, during the years that the employee renders the necessary service, of the expected cost of providing those benefits to an employee and the employee's beneficiaries and covered dependents. SFAS No. 106 will be adopted in 1993.

Upon adoption in 1993, the Company intends to record a transition liability of approximately $20.5 million ($13.5 million after income taxes) as a one-time, noncash charge against earnings in the first quarter of 1993. In addition, the estimated net periodic benefit cost applicable to 1993 will be approximately $3 million. The Company's benefit cost on the pay-as-you-go basis for each of the years in the three-year period ended December 31, 1992 totaled $0.9 million, $0.7 million and $0.8 million, respectively.

12.    STOCK OPTIONS AND RIGHTS
In May 1988, the 1988 Long-term Stock Incentive Plan (1988 Plan) was approved by the shareholders to replace the 1982 Stock Option Plan (1982 Plan). Under the 1988 Plan, the Company may grant to officers and key employees stock options, stock appreciation rights, performance shares, performance units, restricted stock or restricted stock units for up to 1.5 million shares (plus the 22,274 shares not awarded under the 1982 Plan) of the Company's capital stock. As prescribed by both Plans, stock options are exercisable at the market price on the date of the grant, generally over a two-year period at the rate of 50% each year commencing on the first anniversary of the date of grant; all options expire ten years from the date of grant. In 1992 and 1991, options for 600,400 shares and 180,900 shares were granted, respectively. The restricted stock and performance shares awarded under the 1988 Plan entitle the grantee to the rights of a shareholder, including the right to receive dividends and to vote such shares, but the shares are restricted as to sale, transfer or encumbrance. Restricted stock is issued to the grantee after a one-year waiting period has expired. In 1992, no awards were granted; in 1991, awards for restricted stock amounted to 10,610 shares. The performance cycle consists of a three-year period, beginning with the year of grant, at the end of which certain performance goals must be attained by the Company for the unrestricted performance shares to be issued to the grantee. Awards granted in 1992 and 1991 for performance shares amounted to 26,600 and 19,400, respectively. Performance shares issued in 1992 and 1991 amounted to 19,000 shares and 19,734 shares, respectively.

PAGE

In May 1990, the 1990 Stock Option Plan for Non-Employee Directors (1990 Plan) was approved by the shareholders, under which the Company will grant stock options to non-employee directors for up to 150,000 shares of the Company's capital stock. As prescribed by the 1990 Plan, the options are exercisable at the market price at the date of grant over a two-year period at the rate of 50% each year commencing on the first anniversary of the date of grant; all options expire ten years from the date of grant. Awards for 20,000 shares were granted in both 1992 and 1991.

At December 31, 1992, 279,288 shares of capital stock were reserved for future grants under all Plans.

Stock options outstanding under the Plans and the changes therein are presented below for the periods indicated.

                                                                        Number             Option
                                                                      of shares          price range
__________________________________________________________________________________________
Outstanding at December 31, 1990                                      1,047,962      $21         - 45  1/2
__________________________________________________________________________________________
Granted                                                                 232,539       39  11/16  - 40  1/8
__________________________________________________________________________________________
Cancelled                                                                (1,500)      31   1/2   - 45  5/16
__________________________________________________________________________________________
Exercised                                                               (56,283)      21         - 39  1/2
__________________________________________________________________________________________
Outstanding at December 31, 1991                                      1,222,718       21         - 45  1/2
__________________________________________________________________________________________
Granted                                                                 647,000       29   3/4   - 38 15/16
__________________________________________________________________________________________
Cancelled                                                               (97,475)      29   3/4   - 39 11/16
__________________________________________________________________________________________
Exercised                                                               (52,890)      21         - 31 1/2
__________________________________________________________________________________________
Outstanding at December 31, 1992                                      1,719,353       27   1/8   - 45  1/2
__________________________________________________________________________________________
Exercisable at December 31, 1992                                      1,028,370       27   1/8   - 45  1/2
__________________________________________________________________________________________
Weighted average prices:
  Outstanding at December 31, 1992                                                                 32 3/4
  Exercisable at December 31, 1992                                                                 33 5/8
__________________________________________________________________________________________

In 1986, the Company's Board of Directors declared a dividend to shareholders consisting of one Capital Stock Purchase Right on each outstanding share of capital stock. A Right will also be issued with each share of capital stock that becomes outstanding prior to the time the Rights become exercisable or expire. If a person or group acquires beneficial ownership of 20% or more, or announces a tender offer that would result in beneficial ownership of 20% or more, of the shares of outstanding capital stock, the Rights become exercisable ten days thereafter and each Right will entitle its holder to purchase one share of capital stock for $90.

If the Company is acquired in a business combination transaction, each Right not owned by the 20% holder will entitle its holder to purchase, for $90, common shares of the acquiring company having a market value of $180. Alternatively, if a 20% holder were to acquire the Company by means of a reverse merger in which the Company and its capital stock survive or were to engage in certain "self-dealing" transactions, or if a person or group were to acquire 30% or more of the outstanding capital stock (other than pursuant to a cash offer for all shares), each Right not owned by the acquiring person would entitle its holder to purchase, for $90, capital stock of the Company having a market value of $180. Each
Right can be redeemed by the Company for $.05, subject to the occurrence of certain events and other restrictions, and expires inPAGE

1996. These Rights may cause substantial ownership dilution to a person or group who attempts to acquire the Company without approval of the Company's Board of Directors. The Rights should not interfere with a business combination transaction that has been approved by the Board of Directors.


PAGE

13.    PETROLEUM SEGMENT INFORMATION
(Millions of dollars)                                                1992            1991            1990
_________________________________________________________________________________________
Sales to unaffiliated customers:
  Domestic                                                       $  686.2           697.8           710.5
  North Sea                                                          46.4            64.2            90.6
  Other foreign                                                      33.2            34.5            48.1
_________________________________________________________________________________________
                                                                    765.8           796.5           849.2
Interest and other income                                            21.6            28.8            25.5
_________________________________________________________________________________________
    Total revenues                                               $  787.4           825.3           874.7
_________________________________________________________________________________________

Earnings (loss) before income taxes:
  Operating profit (loss):
    Domestic                                                         39.7            67.5            95.8
    North Sea                                                        13.1            17.2            37.8
    Other foreign                                                    (2.9)           (9.5)            8.5
_________________________________________________________________________________________
                                                                     49.9            75.2           142.1
  Other income (expense), net                                       (52.0)          (41.9)          (58.5)
_________________________________________________________________________________________
    Earnings (loss) before income taxes                          $   (2.1)           33.3            83.6
_________________________________________________________________________________________
Identifiable industry assets:
    Domestic                                                        705.1           841.3           820.1
    North Sea                                                       280.3           245.1           230.4
    Other foreign                                                   107.6            64.4            74.5
_________________________________________________________________________________________
                                                                  1,093.0         1,150.8         1,125.0
Other assets                                                        116.1           102.0           101.0
_________________________________________________________________________________________
    Total assets                                                 $1,209.1         1,252.8         1,226.0
_________________________________________________________________________________________
Depletion, depreciation and amortization:
  Petroleum                                                         101.6           111.5           107.8
  Other                                                               4.9             4.8             4.0
_________________________________________________________________________________________
                                                                 $  106.5           116.3           111.8
_________________________________________________________________________________________

Capital expenditures:
  Exploration:
    Domestic                                                         22.7            51.7            72.2
    North Sea                                                         3.2             1.5             4.3
    Other foreign                                                    12.7            13.5            13.9
_________________________________________________________________________________________
                                                                     38.6            66.7            90.4
_________________________________________________________________________________________
  Development:
    Domestic                                                         47.9            52.9            39.8
    North Sea                                                        27.9            24.7            19.6
    Other foreign                                                    30.5             2.0             3.7
_________________________________________________________________________________________
                                                                    106.3            79.6            63.1
_________________________________________________________________________________________
  Refining and marketing                                             27.6            15.5             2.7
_________________________________________________________________________________________
                                                                    172.5           161.8           156.2
  Capitalized interest                                               12.9            22.6            19.5
  Other                                                               4.4             4.8             7.2
_________________________________________________________________________________________
                                                                 $  189.8           189.2           182.9
_________________________________________________________________________________________

PAGE

14.       CONTINGENCIES
Texaco Litigation
In August 1989, the State of Louisiana, in connection with its claim against Texaco in the Texaco bankruptcy proceedings, filed an Amended and Restated Objection, Amended and Restated Proof of Claim and Complaint naming, as class action defendants, all persons having overriding royalty, working or other mineral interests in State mineral leases held by Texaco. The State sought cancellation of certain interests in State mineral leases, including the interests of class members. The Company was a potential class member as a result of its ownership of royalty interests in State mineral leases subleased to Texaco and its ownership of overriding royalty and working interests in other State leases with Texaco.

In July 1991, the Company entered into an agreement with Texaco which resolved all claims and issues related to certain Department of Energy matters. Following this settlement, the previously established accrual for the DOE matter, net of certain litigation expenses, was retained with respect to loss contingencies associated with the State of Louisiana gas royalty claim.

On January 30, 1992, the United States District Court for the Middle District of Louisiana denied the State's motion to certify a defendant class and denied the State's motion for summary judgment, which had sought a declaration that Texaco could not assume State mineral leases under bankruptcy law. A subsequent appeal by the State was dismissed.

On January 10, 1992, the Company was served with a Second Amendment and Supplement to Amended and Restated Objection, Amended and Restated Proof of Claim and Complaint of the State of Louisiana, wherein the Company was added as a defendant in its capacity as a sublessor to Texaco. The State has asserted a monetary claim of $210.9 million in principal and $264.8 million in interest, plus penalties, damages equal to double the amount of royalties allegedly due, and attorneys' fees, against Texaco and the Company based on Texaco's alleged improper calculation of royalties on six State leases which Texaco has operated under subleases from the Company. The monetary amount of the State's claims substantially exceeds amounts provided in the financial statements. However, the Company believes the State's claims are significantly overstated. The State further seeks cancellation of the State mineral leases subleased to Texaco based on Texaco's alleged conduct in operating those leases. Lease cancellation is an extraordinary remedy under Louisiana Law. The Company believes it has contractual and legal rights to obtain indemnity, reimbursement and damages from Texaco for any amounts claimed by the State or any other losses sustained as a result of the State's action. In the opinion of Management, the ultimate resolution of these claims should not have a material adverse affect upon the results of operations, cash flows or financial position of the Company.

Other Litigation
The Company is subject to other legal proceedings, claims and liabilities, including environmental matters, which arise in the ordinary course of its business. In the opinion of Management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.PAGE

___________________________________________________________________
REPORT OF MANAGEMENT

___________________________________________________________________
The consolidated financial statements of The Louisiana Land and Exploration Company and subsidiaries and the related information included in this Annual Report have been prepared by Management in accordance with generally accepted accounting principles and include certain estimates and judgments which Management considers appropriate. To meet its responsibilities for the fair presentation of consolidated financial statements, Management maintains a system of internal controls, including internal accounting controls, considered appropriate in view of the costs associated with the benefits to be derived. In addition, the Audit Committee meets periodically with the Company's Management, the internal auditors and KPMG Peat Marwick, independent auditors, to review and discuss audit activities and results, internal control procedures and other matters relative to accounting and financial reporting.

Based on the results of these procedures, Management is of the opinion that the system of internal controls in effect during the year ended December 31, 1992 provided reasonable assurance that all transactions were executed in accordance with Management's authorizations, that assets were safeguarded from loss and unauthorized use and that the accounting records and financial statements properly reflect the transactions of the Company.

H. Leighton Steward                    Richard A. Bachmann
Chairman, President and                Executive Vice President and
Chief Executive Officer                Chief Financial Officer

___________________________________________________________________
INDEPENDENT AUDITORS' REPORT
___________________________________________________________________
The Board of Directors and Stockholders
The Louisiana Land and Exploration Company:

We have audited the accompanying consolidated balance sheets of The Louisiana Land and Exploration Company and subsidiaries as of December 31, 1992 and 1991, and the related consolidated statements of earnings (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1992. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.PAGE

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Louisiana Land and Exploration Company and subsidiaries as of December 31, 1992 and 1991, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1992 in conformity with generally accepted accounting principles.


                                                s/KPMG Peat Marwick
                                                KPMG Peat Marwick

New Orleans, Louisiana
February 8, 1993

PAGE

QUARTERLY DATA
Statements of Earnings (Loss)
                                                                       Quarter ended
(Millions, except per share data)                        March 31       June 30      Sept. 30     Dec. 31
_________________________________________________________________________________________
1992*:
Revenues                                                   $182.9         192.3         208.5       203.7
Costs and Expenses                                          221.9         186.1         196.1       185.4
_________________________________________________________________________________________
Earnings (loss) before income taxes                         (39.0)          6.2          12.4        18.3
Income tax expense (benefit)                                (13.1)          1.4           4.2         6.6
_________________________________________________________________________________________
Earnings (loss) before extraordinary item                   (25.9)          4.8           8.2        11.7
Loss on early retirement of debt                                -             -          (5.6)          -
_________________________________________________________________________________________
Net earnings (loss)                                        $(25.9)          4.8           2.6        11.7
_________________________________________________________________________________________

Primary and fully diluted earnings (loss)
  per share before extraordinary item                       (0.91)         0.17          0.29        0.41
Loss on early retirement of debt                                -             -         (0.20)          -
_________________________________________________________________________________________
Primary and fully diluted earnings (loss)
  per share                                                $(0.91)         0.17          0.09        0.41
_________________________________________________________________________________________

Average shares                                               28.3          28.3          28.4        28.4
_________________________________________________________________________________________


1991:
Revenues                                                    186.8         216.6         201.3       220.6
Costs and Expenses                                          173.1         209.8         197.7       211.4
_________________________________________________________________________________________
Earnings before income taxes                                 13.7           6.8           3.6         9.2
Income tax expense                                            5.4           2.3           1.4         3.3
_________________________________________________________________________________________
Net earnings                                               $  8.3           4.5           2.2         5.9
_________________________________________________________________________________________

Primary and fully diluted earnings per
  share                                                    $ 0.29          0.16          0.08        0.21
_________________________________________________________________________________________

Average shares                                               28.3          28.3          28.4        28.3
_________________________________________________________________________________________
<F/N>

*   In the first quarter of 1992, the Company recorded a $60.4 million charge (before income tax benefits of approximately $20.5 million) against earnings to provide for the restructuring of its oil and gas operations.  This charge includes provisions for estimated losses on the disposition of selected domestic properties of $55.6 million (both developed and undeveloped) and costs associated with staff retirements, reductions and related transition expenses of $4.8 million.  In addition, the Company reduced its litigation accrual for the State gas royalty claim by $25 million (before income taxes of $8.5 million).  In the third quarter of 1992, the Company completed the sale of the selected properties for a purchase price of $48.1 million.  The transaction resulted in a gain of approximately $8 million (before income taxes of $2.7 million) which was applied to the previously recorded restructuring charges.  Also in the first quarter of 1992, the Company recorded a $5.5 million charge (before income tax benefits of $1.9 million) against earnings to provide for the estimated uninsured losses associated with a gas well blowout.
    This charge was reduced by $2.5 million in the fourth quarter.
