Form 10-Q
period 1993-09-30
LOUISIANA LAND & EXPLORATION CO
filed 1994-01-05
CIK 60512

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D. C.  20549

                                          FORM 10-Q

(Mark One)
  X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended SEPTEMBER 30, 1993

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

                                                     Outstanding at
          Class                                    November 9, 1993
CAPITAL STOCK, $.15 PAR VALUE                     33,137,037 SHARES


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

PART  I.       FINANCIAL INFORMATION:

   Item 1.   Financial Statements:

         (The September 30, 1993 and 1992 consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick, independent auditors, in accordance with established professional standards and procedures for such a review. The report of KPMG Peat Marwick commenting upon their review is included herein.)

         Consolidated Balance Sheets - September 30, 1993 and
               December 31, 1992.............................        3

         Consolidated Statements of Earnings (Loss) - three
               months and nine months ended September 30, 1993
               and 1992......................................        4

         Consolidated Statements of Cash Flows - nine months
               ended September 30, 1993 and 1992.............        5

         Notes to Consolidated Financial Statements........      6-10

         Independent Auditors' Report......................        11

   Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations...............................    12-15

   Petroleum Segment Information.........................       16

   Operating Data........................................    17-18


Part II.       OTHER INFORMATION:

   Item 6.   Exhibits and Reports on Form 8-K............       19

PAGE

                               PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.


                         THE LOUISIANA LAND AND EXPLORATION COMPANY

                                 CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)

                                    (Millions of dollars)
                                                         September 30,                December 31,
ASSETS                                                                     1993               1992
_____________________________________________________________________________________
CURRENT ASSETS:
Cash, including cash equivalents (September 30,
  1993-$2.7; December 31, 1992-$32.7)                                 $     9.4               40.5
Accounts and notes receivable, principally trade                          131.5               74.6
Income taxes receivable                                                     2.6                5.8
Inventories                                                                26.9               25.6
Prepaid expenses                                                            9.8                6.3
_____________________________________________________________________________________
TOTAL CURRENT ASSETS                                                      180.2              152.8
_____________________________________________________________________________________
Investments in affiliates                                                  23.3               31.1
Property, plant and equipment                                           2,820.2            2,330.6
Less accumulated depletion, depreciation and
  amortization                                                         (1,428.1)          (1,356.4)
_____________________________________________________________________________________
NET PROPERTY, PLANT AND EQUIPMENT                                       1,392.1              974.2
_____________________________________________________________________________________
Deferred income taxes                                                       1.6                  -
Other assets                                                               65.1               51.0
_____________________________________________________________________________________
                                                                      $ 1,662.3            1,209.1
_____________________________________________________________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY
_____________________________________________________________________________________
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                     175.8              158.1
Income taxes payable                                                       17.2                6.9
Deferred income taxes                                                       2.1                8.0
_____________________________________________________________________________________
TOTAL CURRENT LIABILITIES                                                 195.1              173.0
_____________________________________________________________________________________
Deferred income taxes                                                     124.8              148.8
Long-term debt                                                            747.7              343.0
Other liabilities                                                         177.6              127.7
_____________________________________________________________________________________
STOCKHOLDERS' EQUITY:
Capital stock                                                               5.7                5.7
Additional paid-in capital                                                 43.9               41.5
Retained earnings                                                         689.7              704.5
_____________________________________________________________________________________
                                                                          739.3              751.7
Loans to ESOP                                                              (9.7)             (11.8)
Cost of capital stock in treasury                                        (312.5)            (323.3)
_____________________________________________________________________________________
TOTAL STOCKHOLDERS' EQUITY                                                417.1              416.6
_____________________________________________________________________________________
                                                                      $ 1,662.3            1,209.1
_____________________________________________________________________________________

See accompanying notes to consolidated financial statements.

PAGE

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                              CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                                              (UNAUDITED)

                                   (Millions, except per share data)
                                                     Three months ended         Nine months ended
                                                        September 30,             September 30,
                                                      1993         1992         1993         1992
_____________________________________________________________________________________

REVENUES:
Oil and gas                                         $ 86.6           82.1      258.9          237.8
Refined products                                     101.4          120.3      302.1          331.1
Other                                                  5.5            6.1       14.1           14.8
_____________________________________________________________________________________
                                                     193.5          208.5      575.1          583.7
_____________________________________________________________________________________
COSTS AND EXPENSES:
Lease operating and facility expenses                 26.3           23.7       76.7           76.4
Refinery cost of sales and operating
  expenses                                           101.6          117.6      300.1          317.9
Dry holes and exploratory charges                     13.1           13.1       34.5           33.2
Depletion, depreciation and amortization              28.2           26.5       81.0           80.5
Taxes, other than on earnings                          6.3            6.4       19.0           18.7
General, administrative and other expenses            10.6           10.4       31.2           30.8
Interest and debt expenses                             4.8            6.4       15.0           19.2
Restructuring and other nonrecurring
 charges/credits                                         -           (8.0)         -           27.4
_____________________________________________________________________________________
                                                     190.9          196.1      557.5          604.1
_____________________________________________________________________________________
Earnings (loss) before income taxes                    2.6           12.4       17.6          (20.4)
Income tax expense (benefit)                           4.4            4.2       11.1           (7.5)
_____________________________________________________________________________________
Earnings (loss) before extraordinary
 item and cumulative effect of changes
 in accounting principles                             (1.8)           8.2        6.5          (12.9)
Loss on early retirement of debt (net of
 income tax benefit of $2.8)                             -           (5.6)         -           (5.6)
Cumulative effect on years prior to 1993
 of changes in accounting principles                     -              -         .2              -
_____________________________________________________________________________________
NET EARNINGS (LOSS)                                 $ (1.8)           2.6        6.7          (18.5)
_____________________________________________________________________________________

Primary and fully diluted earnings (loss)
 per share before extraordinary item and
 cumulative effect of changes in accounting
 principles                                          (0.06)          0.29       0.22          (0.45)
Loss on early retirement of debt                         -          (0.20)         -          (0.20)
Cumulative effect on years prior to 1993
 of changes in accounting principles                     -              -       0.01              -
_____________________________________________________________________________________
PRIMARY AND FULLY DILUTED EARNINGS (LOSS)
  PER SHARE                                         $(0.06)          0.09       0.23          (0.65)
_____________________________________________________________________________________

AVERAGE SHARES                                        28.9           28.4       28.7           28.4
_____________________________________________________________________________________

CASH DIVIDENDS PER SHARE                            $ 0.25           0.25       0.75           0.75
_____________________________________________________________________________________

See accompanying notes to consolidated financial statements.

PAGE

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                         (Millions of dollars)
                                                                                Nine months ended
                                                                                   September 30,
                                                                                 1993        1992
_____________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                           $   6.7         (18.5)
Adjustments to reconcile to cash flows
 from operations:
   Changes in accounting principles                                               (.2)            -
   Restructuring and other nonrecurring charges/credits                             -          27.4
   Loss on early retirement of debt                                                 -           8.4
   Depletion, depreciation and amortization                                      81.0          80.5
   Deferred income taxes                                                        (10.7)         (5.5)
   Dry holes and impairment charges                                              15.5          13.5
   Other                                                                         10.0           7.6
_____________________________________________________________________________________
                                                                                102.3         113.4
   Changes in operating assets and liabilities:
     Net (increase) decrease in receivables                                     (17.0)           .4
     Net (increase) decrease in inventories                                       1.6          (6.8)
     Net (increase) decrease in prepaid items                                    (2.1)          5.2
     Net increase (decrease) in payables                                         15.0          (3.5)
     Other                                                                       10.1          (7.9)
_____________________________________________________________________________________
NET CASH FLOWS FROM OPERATING ACTIVITIES                                        109.9         100.8
_____________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of NERCO                                                           (359.1)            -
Capital expenditures                                                           (128.1)       (111.6)
Proceeds from asset sales                                                         1.6          48.1
Other                                                                           (33.9)         (9.1)
_____________________________________________________________________________________
NET CASH FLOWS FROM INVESTING ACTIVITIES                                       (519.5)        (72.6)
_____________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to long-term debt                                                     471.0         100.0
Repayments of long-term debt                                                    (68.6)        (67.9)
Dividends                                                                       (21.5)        (21.2)
Repayment of loans to ESOP                                                        2.2           2.4
Purchase of treasury stock                                                       (1.5)            -
Other                                                                            (3.1)         (1.3)
_____________________________________________________________________________________
NET CASH FLOWS FROM FINANCING ACTIVITIES                                        378.5          12.0
_____________________________________________________________________________________
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              $ (31.1)         40.2
_____________________________________________________________________________________

See accompanying notes to consolidated financial statements.

PAGE

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1993, and the results of operations and cash flows for the three-month and nine-month periods ended
      September 30, 1993 and 1992. Certain amounts have been reclassified to conform with the current period's presentation.

2. In April 1993, the Company completed its second $100 million public offering of debt securities under an existing shelf registration filed in 1992 under the Securities and Exchange Commission's rules with the issuance of 7-5/8% Debentures due 2013. Part of the net proceeds of approximately $98 million was applied to the payment of the $66 million installment of the Term Loan due in July 1993; the balance was used for general corporate purposes. The Company also intends to file a registration statement on Form S-3 to register up to $500 million of debt securities under the Securities and Exchange Commission's shelf registration rules, which will include the $100 million available under the shelf registration filed in 1992.

3. As indicated in Note 11 of "Notes to Consolidated Financial Statements" in the Company's 1992 Annual Report to Shareholders, the Company adopted SFAS No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective January 1, 1993. Upon adoption, the Company recorded a transition liability of $20.5 million as a one-time noncash charge against earnings ($13.5 million after income taxes; $0.47 per share) in the first quarter of 1993. In addition, of the estimated $3 million net periodic benefit cost applicable to 1993, approximately $0.7 million ($0.5 million after income taxes; $0.02 per share) and $2.3 million ($1.5 million after income taxes; $0.05 per share) were charged against earnings for the three-month and nine-month periods ended September 30, 1993, respectively.

4. As indicated in Note 10 of "Notes to Consolidated Financial Statements" in the Company's 1992 Annual Report to Shareholders, the Company adopted SFAS No. 109 - "Accounting for Income Taxes," effective January 1, 1993. Upon adoption, the Company recorded a non-cash credit to earnings of $13.7 million ($0.48 per share) in the first quarter of 1993, which represented the recognition of deferred tax assets existing at December 31, 1992. The application of SFAS No. 109 had no effect on income tax expense for the first nine months of 1993. No valuation allowance for deferred tax assets was considered necessary as of September 30, 1993.

5. With the enactment of the Budget Reconciliation Act of 1993, the federal statutory corporate income tax rate was increased from 34% to 35% retroactive to January 1, 1993. As a result, the Company increased its deferred income tax liabilities as of January 1, 1993 with a charge to income tax expense of $3 million ($0.10 per share) during the quarter ended September 30, 1993. The rate increase had an immaterial effect on income tax expense for the nine months ended September 30, 1993. PAGE

6. For the three months ended September 30, 1993 and 1992, interest costs incurred were $9.3 million and $9.5 million, respectively, of which $4.5 million and $3.1 million, respectively, were capitalized as part of the cost of property, plant and equipment. For nine-months ended September 30, 1993 and 1992, interest costs incurred were $27.9 million and $28.7 million, respectively, of which $12.9 million and $9.5 million, respectively, were capitalized as part of the cost of property, plant and equipment.

7. Primary earnings (loss) per share are calculated on the weighted average number of shares outstanding during each period for capital stock and, when dilutive, capital stock equivalents, which assumes exercise of stock options. Fully diluted earnings (loss) per share were calculated on the same basis, but also assumed conversion, when dilutive, of the convertible subordinated debentures for the period outstanding prior to the call for redemption on September 25, 1992, and elimination of the related interest expense, net of income taxes.


8. In accordance with Regulation S-X, Rule 3-09, the audited consolidated financial statements of the Company's 50%-owned affiliate, MaraLou Netherlands Partnership (MaraLou) and its wholly-owned consolidated subsidiary, CLAM Petroleum Company (CLAM), were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

      Accordingly, the following unaudited summarized consolidated income statement information for MaraLou and its consolidated subsidiary, CLAM, for the three-month and nine-month periods ended September 30, 1993 and 1992 are presented in accordance with Regulation S-X, Rule 10-01(b).

                                                                      (Unaudited)
                                                      Three months ended         Nine months ended
                                                        September 30,              September 30,
                                                       1993        1992           1993        1992
      _________________________________________________________________________________

      Gross revenues                                  $ 5.1          10.0         43.5          59.0
      _________________________________________________________________________________
      Operating profit                                   .9           1.1         22.6          29.0
      _________________________________________________________________________________
      Earnings (loss) before cumulative
        effect of change in accounting
        principle                                      (1.2)          4.4          7.5          10.7
      Cumulative effect on years prior to
        1993 of change in accounting
        principle for income taxes                        -             -         (6.0)            -
      _________________________________________________________________________________
      Net earnings (loss)                             $(1.2)          4.4          1.5          10.7
      _________________________________________________________________________________

9. In August 1989, the State of Louisiana, in connection with its claim against Texaco in the Texaco bankruptcy proceedings, filed an Amended and Restated Objection, Amended and Restated Proof of Claim and Complaint naming, as class action defendants, all persons having overriding royalty, working or other mineral interests in State mineral leases held by Texaco. The State sought cancellation of certain interests in State mineral leases, including the interests of
                           PAGE
      class members. The Company was a potential class member as a result of its ownership of royalty interests in State mineral leases subleased to Texaco and its ownership of overriding royalty and working interests in other State leases with Texaco. The State also asserted claims against Texaco based on Texaco's alleged underpayment of royalties on certain State leases, including six State leases which Texaco has operated under subleases from the Company.

      In July 1991, the Company entered into an agreement with Texaco which resolved all claims and issues related to certain Department of Energy matters. Following this settlement, the previously established accrual for the DOE matter, net of certain litigation expenses, was retained with respect to loss contingencies associated with the State of Louisiana gas royalty claim.

      In January 1992, the United States District Court for the Middle District of Louisiana denied the State's motion to certify a defendant class and denied the State's motion for summary judgment, which had sought a declaration that Texaco could not assume State mineral leases under bankruptcy law. A subsequent appeal by the State was dismissed.

      On January 10, 1992, the Company was served with a Second Amendment and Supplement to Amended and Restated Objection, Amended and Restated Proof of Claim and Complaint of the State of Louisiana, wherein the Company was added as a defendant in its capacity as a sublessor to Texaco. The State has asserted a monetary claim of $210.9 million in principal and $264.8 million in interest, plus penalties, damages equal to double the amount of royalties allegedly due, and attorneys' fees, against Texaco and the Company based on Texaco's alleged underpayment of royalties on six State leases which Texaco has operated under subleases from the Company. The monetary amount of the State's claims substantially exceeds amounts provided in the financial statements. However, the Company believes the State's claims are significantly overstated. The State further seeks cancellation of the State mineral leases subleased to Texaco based on Texaco's alleged conduct in operating those leases. Lease cancellation is an extra-ordinary remedy under Louisiana Law. The Company believes it has contractual and legal rights to obtain indemnity, reimbursement and damages from Texaco for any amounts claimed by the State or any other losses sustained as a result of the State's action. In the opinion of Management, the ultimate resolution of these claims should not have a material adverse affect upon the results of operations, cash flows or financial position of the Company.

      The Company is subject to other legal proceedings, claims and liabilities, including environmental matters, which arise in the ordinary course of its business. In the opinion of Management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.
PAGE

10. On September 28, 1993, the Company completed the acquisition of all of the issued and outstanding common stock of NERCO Oil & Gas, Inc. ("NERCO"). The cash purchase price of approximately $354 million was financed initially through the credit facility discussed below. The cost of the acquisition was allocated under the purchase method of accounting based on the fair value of the assets acquired and liabilities assumed.

      The results of NERCO's operations will be consolidated with the Company's effective October 1, 1993. Pro forma combined results of operations of the Company and NERCO, including appropriate purchase accounting adjustments for the periods ending September 30, 1993 and 1992, as though the acquisition had taken place on January 1 of the respective years, are as follows:

                                                         (Millions, except per share data)
                                                      Three months ended         Nine months ended
                                                        September 30,              September 30,
                                                       1993        1992           1993        1992
      _________________________________________________________________________________

      Revenues                                       $217.1         243.0        666.8         684.1
      _________________________________________________________________________________
      Earnings (loss) before extraordinary
        item and cumulative effect of changes
        in accounting principle                       (13.4)          3.0         (6.5)        (24.5)
      _________________________________________________________________________________
      Net earnings (loss)                            $(13.4)         (2.6)        (6.3)        (30.1)
      _________________________________________________________________________________
      Primary and fully diluted earnings
        (loss) per share                             $(0.40)        (0.08)       (0.19)        (0.92)
      _________________________________________________________________________________

11. On August 12, 1993, the Company entered into a definitive agreement with British Gas Exploration and Production Limited for the acquisition of its 14% working interest in Block 16/17 in the U.K. North Sea ("T-Block") for $232 million in cash. On October 5, 1993, the Company agreed to reduce the working interest it would acquire to 11.26% (and its purchase price to $186.6 million) and permit Murphy Petroleum Limited, one of the T-Block partners, to acquire the remaining 2.74% interest for $45.4 million on substantially the same terms and conditions as the Company (the "Murphy Sale"). The other partners in T-Block have agreed to waive their preemption rights. The purchase is subject to certain U.K. government approvals. The purchase will be financed initially through the credit facility discussed below and is anticipated to be consummated in December.

PAGE

12. To finance the aforementioned acquisitions, refinance certain existing indebtedness and fund general corporate activities, the Company has entered into a $790 million credit facility with a syndicate of banks. Availability under the agreement consists of (i) a $540 million revolving credit facility, which will be reduced by $25 million on the last day of each fiscal quarter commencing June 30, 1994 and will expire on September 30, 1999 and (ii) a $250 million term loan facility which will be reduced to $100 million on June 30, 1994 followed by $25 million reductions on the last day of each fiscal quarter commencing September 30, 1994 and will expire on June 30, 1995. Total availability under the agreement will be reduced to $745 million upon consummation of the aforementioned Murphy Sale. Amounts outstanding under the agreement bear interest at fluctuating rates subject to certain options chosen in advance by the Company.

13. On November 9, 1993, the Company completed a public offering of 4.4 million shares of capital stock at a price of $44.625 per share. The capital stock was taken from the Company's treasury at an average cost of $33.125 per share. The excess of net proceeds over the cost of treasury stock issued was credited to additional paid-in capital. The net proceeds of the offering, after underwriting commissions and expenses, were approximately $188.8 million and were applied to the repayment of indebtedness under the aforementioned credit facility.

                                     INDEPENDENT AUDITORS' REPORT




The Board of Directors
The Louisiana Land and Exploration Company:

We have reviewed the consolidated balance sheet of The Louisiana Land and Exploration Company and subsidiaries as of September 30, 1993, and the related consolidated statements of earnings (loss) and cash flows for the three-month and nine-month periods ended September 30, 1993 and 1992. These financial statements are the responsibility of the Company's management.

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


New Orleans, Louisiana
November 1, 1993

PAGE

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.

                                         REVIEW OF OPERATIONS

     Pretax operating results for the 1993 third quarter totaled $2.6 million, down from the $4.4 million generated in the comparable 1992 quarter (after excluding the nonrecurring pretax gain of $8 million resulting from the sale of oil and gas properties). This decline resulted primarily from the reduced profits from refining operations, which more than offset the higher revenues from oil and gas operations.

     Pretax earnings of $17.6 million for the first nine months of 1993 were up from the $12.5 million earned in the comparable 1992 period (after excluding the 1992 nonrecurring charges/credits amounting to $32.9 million for the restructuring of the Company's domestic oil and gas operations, for the uninsured costs associated with a gas well blowout and for the reversal of a portion of a litigation provision). This increase was primarily due to higher revenues from oil and gas operations, which was partially offset by reduced refining operating profits and lower equity in the earnings of the Company's 50%-owned affiliate, CLAM Petroleum
Company ("CLAM"). CLAM's reduced earnings for 1993 reflect the adverse effects of the one-time noncash charge of $6 million to income taxes ($3 million net to LL&E) in the first quarter for the adoption of SFAS No. 109 and lower gas deliveries due to a mechanical failure at a gas processing facility which was shut down for most of the third quarter.

     Income tax expense for the three- and nine-month periods of 1993 reflect the $3 million charge recorded in the third quarter to adjust the Company's deferred income taxes for the increase (retroactive to January 1, 1993) in the federal corporate income tax rate to 35% resulting from the enactment of the Budget Reconciliation Act of 1993. Exclusive of this adjustment, the effective income tax rate exceeded the statutory federal income tax rate due to the higher tax rates experienced in foreign jurisdictions.


                                        OIL AND GAS OPERATIONS

     Revenues from the Company's oil and gas operations in the third quarter of 1993 increased over $4 million from the 1992 quarter due to higher natural gas revenues and the favorable settlement of a lease ownership dispute which added over $3 million to revenues. With increases in domestic natural gas volumes ($2 million) and prices ($6 million), natural gas revenues were up $11 million. Liquids revenues were down $6 million as the effects of lower worldwide crude oil prices ($13 million) more than offset the benefit of higher volumes ($7 million).

     In the first nine months of 1993, revenues from oil and gas operations also benefitted from the aforementioned lease settlement ($6 million) and from higher natural gas revenues and were up over $21 million from the comparable prior year period. Natural gas revenues were up $23 million primarily as a result of an increase in domestic prices. Liquids revenues were down almost $4 million due to lower prices ($13 million) which were partially offset by higher volumes ($9 million).

PAGE

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.  (CONTINUED)


     Crude oil volumes in the third quarter and the first nine months of 1993 increased from the prior year periods primarily as a result of the purchase of working interests in domestic, North Sea and other foreign proved properties since the third quarter of 1992, new domestic wells coming onstream, and increased production from domestic wells that were shut-in for repairs and maintenance during the prior year periods. Partially offsetting these increases were natural declines and reduced production resulting from wells shut-in for repairs and maintenance at domestic and foreign properties.

     The improvement in domestic natural gas deliveries in both the third quarter and the first nine months of 1993 from the prior year periods was primarily attributable to new domestic wells coming onstream, the return to production of wells previously shut-in for repairs and maintenance and the inclusion of volumes associated with a lease ownership settlement amounting to over 16 million and 10 million cubic feet per day, respectively. These increases were partially offset by the effects of natural declines at mature producing properties, wells shut-in for repairs and maintenance, and the early 1993 disposition of South Marsh Island 141.


     Lease operating and facility expenses were higher than in the prior year periods primarily due to operating expenses on properties recently acquired and, for existing properties, higher repair and maintenance costs and facilities expenses. The 1992 nine-month period also included a $5.5 million pretax charge related to a gas well blowout. Depletion, depreciation and amortization (DD&A) was also higher in both the 1993 third quarter and nine-month period due to DD&A associated with new producing properties, offset somewhat by reduced DD&A on domestic and North Sea properties due to declining production rates. Although exploration activities increased in the 1993 periods, dry holes and exploratory charges were only marginally higher due to higher success rates. General, administrative and other expenses increased from the 1992 periods primarily due to the inclusion of current year costs associated with postretirement benefits other than pensions. Interest and debt expenses declined in both the third quarter and first nine months of 1993 from the 1992 periods primarily due to an increase in interest capitalized on qualifying projects.


                                   REFINING AND MARKETING OPERATIONS

     Refined product demand and prices in the 1993 third quarter declined from the comparable 1992 quarter. Reduced sales prices during the 1993 third quarter as compared to the 1992 third quarter resulted in a $18 million decline in revenues. While feedstock costs decreased $16 million, this was not enough to offset the adverse impact of the lower revenues on profit margins resulting in a $2 million operating loss for the third quarter. Profits from crude oil marketing activities were also marginally lower than in the prior year quarter.

PAGE

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.  (CONTINUED)

     The refining profit margins for the first nine months of 1993 were also significantly below those of 1992. Lower revenues from a decline in prices ($29 million) and higher operating expenses more than offset the favorable impact of lower feedstock costs ($20 million) resulting in a $3 million operating loss. A $2 million profit from crude oil marketing activities partially offset the operating loss, but was also lower than in the prior year period.


                                    LIQUIDITY AND CAPITAL RESOURCES

     In the first nine months of 1993, the Company generated approximately $110 million in cash from operations which, with the proceeds from the debt offerings discussed below, was utilized for the acquisition of NERCO as discussed below, exploration and development projects ($128 million), the repayment of $69 million of long-term debt, payments for prior year accrued capital expenditures included in other investing activities ($36 million) and dividends ($22 million).

     In April 1993, the Company completed its second $100 million public offering of debt securities under an existing shelf registration filed in 1992 under the Securities and Exchange Commission's rules with the issuance of 7-5/8% Debentures due 2013. Part of the net proceeds of approximately $98 million was applied to the payment of the $66 million installment of the Term Loan due in July 1993; the balance was used for general corporate purposes.

     On September 28, 1993, the Company completed the acquisition of NERCO Oil & Gas, Inc. ("NERCO") for $354 million in cash. The Black Lake Field, a significant onshore property owned by NERCO, was not included in the sale and was disposed of by NERCO prior to the closing of the transaction. The properties acquired include working interests averaging over 50% in 50 producing oil and gas fields located predominately in the Gulf of Mexico, a substantial portion of which are operated by NERCO. Production from these properties for the first nine months of 1993 averaged approximately 124 million cubic feet of natural gas and nearly 6,200 barrels of liquids per day. Also, included in the acquisition are NERCO's interests in leases on 53 undeveloped blocks in the Gulf.

     In August 1993, the Company agreed to purchase British Gas Exploration and Production Limited's 14% working interest in Block 16/17 in the U.K. North Sea ("T-Block") for $232 million in cash. On October 5, 1993, the Company agreed to reduce the working interest it would acquire to 11.26% (and its purchase price to $186.6 million) and permit Murphy Petroleum Limited, one of the T-Block partners, to acquire the remaining 2.74% interest for $45.4 million (the "Murphy Sale"). The other partners in T-Block have agreed to waive their preemption rights. T-Block contains two oil fields which are under development: the Tiffany Field and the satellite field, Toni, where production from both fields is scheduled to begin later in 1993. The development of two additional fields, Thelma and Southeast Thelma, is in the advanced planning stage. The purchase is subject to certain U.K. government approvals and is anticipated to be consummated in December.

PAGE

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.  (CONTINUED)


     To finance the aforementioned acquisitions, refinance certain existing indebtedness and fund general corporate activities, the Company has entered into a $790 million credit facility with a syndicate of banks. Availability under the agreement consists of (i) a $540 million revolving credit facility, which will be reduced by $25 million on the last day of each fiscal quarter commencing June 30, 1994 and will expire on September 30, 1999 and (ii) a $250 million term loan facility which will be reduced to $100 million on June 30, 1994 followed by $25 million reductions on the last day of each fiscal quarter commencing September 30, 1994 and will expire on June 30, 1995. Total availability under the agreement will be reduced to $745 million upon consummation of the Murphy Sale. Amounts outstanding under the agreement bear interest at fluctuating rates subject to certain options chosen in advance by the Company.

     On November 9, 1993, the Company completed a public offering of 4.4 million shares of capital stock at a price of $44.625 per share. The capital stock was taken from the Company's treasury at an average cost of $33.125 per share. The excess of net proceeds over the cost of treasury stock issued was credited to additional paid-in capital. The net proceeds of the offering, after underwriting commissions and expenses, were approximately $188.8 million and were applied to the repayment of indebtedness under the aforementioned credit facility.

     The Company also intends to file a registration statement on Form S-3 to register up to $500 million of debt securities under the Securities and Exchange Commission's shelf registration rules, which will include the $100 million available under the shelf registration filed in 1992. The proceeds from the offering of debt securities will be utilized to refinance existing debt and for general corporate purposes.



NOTE: The accompanying consolidated financial statements and notes thereto included in Item 1. of this Form 10-Q and the petroleum segment information and operating data following this Item 2. are an integral part of this discussion and analysis and should be read in conjunction herewith.

PAGE

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                     PETROLEUM SEGMENT INFORMATION

                                         (Millions of dollars)

                                                     Three months ended         Nine months ended
                                                        September 30,              September 30,
                                                      1993         1992          1993        1992
_____________________________________________________________________________________

Sales to Unaffiliated Customers:
  Domestic                                          $169.7          182.2       500.7         507.6
  North Sea                                            9.5           11.4        30.1          35.9
  Other foreign                                        8.8            8.8        30.2          25.4
_____________________________________________________________________________________
                                                     188.0          202.4       561.0         568.9
Interest and other income                              5.5            6.1        14.1          14.8
_____________________________________________________________________________________
  Total revenues                                    $193.5          208.5       575.1         583.7
_____________________________________________________________________________________

Earnings (Loss) before Income Taxes:
  Operating profit (loss):
    Domestic                                          19.1           25.1        65.0          18.8
    North Sea                                         (1.8)            .1        (4.2)          3.7
    Other foreign                                     (2.7)           (.4)       (5.1)         (2.5)
_____________________________________________________________________________________
                                                      14.6           24.8        55.7          20.0
  Other income (expense), net                        (12.0)         (12.4)      (38.1)        (40.4)
_____________________________________________________________________________________
    Earnings (loss) before income taxes             $  2.6           12.4        17.6         (20.4)
_____________________________________________________________________________________

Capital Expenditures:
  Exploration:
    Domestic                                          10.1            3.1        21.1          18.0
    North Sea                                           .7            1.5         1.6           2.4
    Other foreign                                      2.3              -         7.4           3.5
_____________________________________________________________________________________
                                                      13.1            4.6        30.1          23.9
_____________________________________________________________________________________

  Development:
    Domestic                                          18.4           11.2        39.7          32.2
    North Sea                                          4.7            6.5        28.3          22.2
    Other foreign                                       .4            1.6          .8           2.7
_____________________________________________________________________________________
                                                      23.5           19.3        68.8          57.1
_____________________________________________________________________________________
                                                      36.6           23.9        98.9          81.0
  Refining and marketing                               4.1            8.3        14.0          18.6
_____________________________________________________________________________________
                                                      40.7           32.2       112.9          99.6
  Capitalized interest                                 4.4            3.1        12.8           9.5
  Other                                                1.0             .6         2.4           2.5
_____________________________________________________________________________________
                                                    $ 46.1           35.9       128.1         111.6
_____________________________________________________________________________________

PAGE

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                            OPERATING DATA

                                                     Three months ended         Nine months ended
                                                        September 30,              September 30,
                                                      1993         1992          1993        1992
_____________________________________________________________________________________

OIL AND GAS OPERATIONS1
CRUDE AND CONDENSATE2
Production (thousands of barrels per day):
  Domestic                                            21.4           18.9        20.8          19.4
  North Sea                                            6.2            5.9         6.3           6.5
  Other foreign                                        6.6            5.4         6.8           5.8
_____________________________________________________________________________________
                                                      34.2           30.2        33.9          31.7
_____________________________________________________________________________________
Average price received (per barrel):
  Domestic                                          $16.13          20.39       17.63         19.12
  North Sea                                          15.79          19.95       16.87         19.20
  Other foreign                                      13.84          16.53       15.07         14.91
  Consolidated                                       15.63          19.60       16.97         18.36
_____________________________________________________________________________________
PLANT PRODUCTS
Production (thousands of barrels per day):
  Domestic                                             2.3            2.4         2.4           2.3
  North Sea                                             .5             .4          .4            .5
_____________________________________________________________________________________
                                                       2.8            2.8         2.8           2.8
_____________________________________________________________________________________
Average price received (per barrel):
  Domestic                                          $10.75          13.18       11.55         12.78
  North Sea                                          12.53          13.11       12.92         14.19
  Consolidated                                       11.05          13.17       11.74         13.00
_____________________________________________________________________________________
NATURAL GAS
Production (millions of cubic feet per day):
  Domestic                                           165.5          132.6       150.2         143.3
  North Sea                                             .2             .2          .2            .2
  Other foreign                                        3.6            3.8         5.1           4.8
  CLAM Petroleum Company                              10.8           18.5        31.6          38.1
_____________________________________________________________________________________
                                                     180.1          155.1       187.1         186.4
_____________________________________________________________________________________
Average price received (per MCF):
  Domestic                                          $ 2.15           1.78        2.14          1.55
  North Sea                                           1.36           2.22        1.51          1.84
  Other foreign                                       1.24           0.81        1.28          0.83
  CLAM Petroleum Company                              2.93           2.87        2.51          2.78
  Consolidated                                        2.18           1.88        2.18          1.78
_____________________________________________________________________________________

1 Includes the Company's 50% equity interest in its unconsolidated affiliate, CLAM
  Petroleum Company.
2 Before the elimination of intercompany transfers.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                      OPERATING DATA  (CONTINUED)

                                                     Three months ended         Nine months ended
                                                        September 30,              September 30,
                                                      1993         1992          1993        1992
_____________________________________________________________________________________

REFINING AND MARKETING OPERATIONS
Refining Operating Profit (Loss):
  Revenues:
    Refined products*                               $108.1          126.1       318.1         346.9
    Other                                               .3              -         1.6            .3
_____________________________________________________________________________________
                                                     108.4          126.1       319.7         347.2
_____________________________________________________________________________________
  Cost and expenses:
    Cost of sales*                                    99.1          115.2       289.8         310.0
    Operating expenses                                 9.2            8.2        26.3          23.8
    Depreciation                                       1.3            1.2         3.8           3.6
    Taxes, other than income                            .7             .9         2.7           2.4
_____________________________________________________________________________________
                                                     110.3          125.5       322.6         339.8
_____________________________________________________________________________________
                                                      (1.9)            .6        (2.9)          7.4
Crude Marketing Gain                                    .8            1.5         1.8           4.3
_____________________________________________________________________________________
                                                    $ (1.1)           2.1        (1.1)         11.7
_____________________________________________________________________________________
*Before the elimination of intercompany
  transfers to the Company's refinery               $  6.7            5.8        16.0          15.9
_____________________________________________________________________________________
Sales (thousands of barrels per day)                  57.1           57.4        53.6          53.5
_____________________________________________________________________________________
Average price received (per barrel)                 $20.57          23.90       21.75         23.68
_____________________________________________________________________________________

_____________________________________________________________________________________
GROSS WELLS DRILLED
WORKING INTEREST
Exploratory:
  Oil                                                    8              5          21            14
  Gas                                                    3              1           6             4
  Dry                                                    5              6          16            14
_____________________________________________________________________________________
                                                        16             12          43            32
_____________________________________________________________________________________
Development:
  Oil                                                    4              -           7             5
  Gas                                                    2              -           6             3
  Dry                                                    1              -           1             1
_____________________________________________________________________________________
                                                         7              -          14             9
_____________________________________________________________________________________
Total working interest                                  23             12          57            41
ROYALTY INTEREST                                         4              7          23            15
_____________________________________________________________________________________
Total wells                                             27             19          80            56
_____________________________________________________________________________________
NET WELLS DRILLED
Exploratory:
  Oil                                                  5.0            2.5        10.7           7.3
  Gas                                                  1.2             .2         2.6           1.5
  Dry                                                  2.7            2.3         7.8           6.1
_____________________________________________________________________________________
                                                       8.9            5.0        21.1          14.9
_____________________________________________________________________________________
Development:
  Oil                                                  1.0             .3         1.8           1.2
  Gas                                                   .3              -         1.0           1.1
  Dry                                                   .3              -          .3            .5
_____________________________________________________________________________________
                                                       1.6             .3         3.1           2.8
_____________________________________________________________________________________
Total net wells                                       10.5            5.3        24.2          17.7
_____________________________________________________________________________________
/TABLE

                                      PART II.  OTHER INFORMATION



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits:

        The following Exhibit has been filed with the Securities and Exchange Commission:

        Exhibit 11
                          Computation of Primary and Fully Diluted Earnings
                          (Loss) Per Share - Three Months and Nine Months Ended September 30, 1993 and 1992.


(b)     Reports on Form 8-K:

        A current Report on Form 8-K dated September 2, 1993, as amended on Form 8-K/A, was filed reporting the Company's agreements to purchase NERCO Oil & Gas, Inc., to purchase a part of British Gas Exploration and Production Limited's working interest in Block 16/17 in the U.K. Sector of the North Sea and to enter into a credit facility with a syndicate of banks to finance the above purchases.


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


Dated: November 9, 1993

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                           INDEX TO EXHIBITS
                                              (Item 6(a))




The following Exhibit has been filed with the Securities and Exchange
Commission:


  Exhibit 11 Computation of Primary and Fully Diluted Earnings (Loss) Per Share - Three Months and Nine Months Ended September 30, 1993 and 1992.


PAGE

                                                              EXHIBIT  11
                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                               COMPUTATION OF PRIMARY AND FULLY DILUTED
                                       EARNINGS (LOSS) PER SHARE

                                   (Millions, except per share data)
                                                     Three months ended         Nine months ended
                                                        September 30,              September 30,
                                                      1993         1992          1993        1992
_____________________________________________________________________________________

PRIMARY EARNINGS (LOSS) PER SHARE:
Earnings (loss) before extraordinary
  item and cumulative effect of
  changes in accounting principles                  $ (1.8)           8.2         6.5         (12.9)
Loss on early retirement of debt                         -           (5.6)          -          (5.6)
Cumulative effect on years prior to 1993
  of changes in accounting principles                    -              -          .2             -
_____________________________________________________________________________________
Net earnings (loss)                                 $ (1.8)           2.6         6.7         (18.5)
_____________________________________________________________________________________
Weighted average shares outstanding                   28.7           28.3        28.6          28.3
Incremental shares attributable to
  outstanding stock options                             .2             .1          .1            .1
_____________________________________________________________________________________
Weighted average shares, as adjusted                  28.9           28.4        28.7          28.4
_____________________________________________________________________________________

Primary earnings (loss) per share
  before extraordinary item and
  cumulative effect of changes
  in accounting principles                           (0.06)          0.29        0.22         (0.45)
Loss on early retirement of debt                         -          (0.20)          -         (0.20)
Cumulative effect on years prior to
  1993 of changes in accounting
  principles                                             -              -        0.01             -
_____________________________________________________________________________________
Primary earnings (loss) per share                   $(0.06)          0.09        0.23         (0.65)
_____________________________________________________________________________________

_____________________________________________________________________________________
FULLY DILUTED EARNINGS (LOSS) PER SHARE:
Net earnings (loss)                                    N/A          $ 2.6         N/A         (18.5)
Add back interest expense applicable to
  convertible subordinated debentures,
  net of income taxes                                    "             .5           "           1.6
_____________________________________________________________________________________
Net earnings (loss), as adjusted                         "          $ 3.1           "         (16.9)
_____________________________________________________________________________________
Weighted average shares outstanding                      "           28.3           "          28.3
Incremental shares attributable to
  outstanding stock options                              "             .1           "             -
Shares attributable to assumed
  conversion of convertible
  subordinated debentures                                "             .3           "            .4
_____________________________________________________________________________________
Weighted average shares, as adjusted                     "           28.7           "          28.7
_____________________________________________________________________________________

Fully diluted earnings (loss) per share                  "          $0.11*          "         (0.59)*
_____________________________________________________________________________________

* This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although it is contrary to APB Opinion No. 15 because it produces an anti-dilutive result.