Form 10-K
period 1993-12-31
LOUISIANA LAND & EXPLORATION CO
filed 1994-02-22
CIK 60512

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D. C.  20549

                                         FORM 10-K

(Mark One)
  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended DECEMBER 31, 1993

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

                                          NAME OF EACH EXCHANGE ON WHICH
TITLE OF EACH CLASS                       REGISTERED
Capital Stock, $.15 par                   New York Stock Exchange
value (including Capital                  Toronto Stock Exchange
Stock Purchase Rights)                    London Stock Exchange
                                          The Stock Exchanges of Geneva,
                                          Zurich and Basle

8-1/4% Notes due 2002                     New York Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

                                                        (continued)

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

            State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                                                     Aggregate Market Value
         Class of Voting Stock                        at February 4, 1994
     Capital Stock, $.15 par value                       $1,352,009,000

            Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
                         Class                        February 4, 1994
            Capital Stock, $.15 par value             33,178,132 shares


                            DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II:  The Registrant's Annual Report to Shareholders for
                  1993
Part III:  The Registrant's Proxy Statement for its Annual Meeting
            of Stockholders to be held on May 12, 1994

                                    PART I

                                     Index


Page
Number
_________________________________________________________________

 3          Items 1 and 2.   Business and Properties.

 3          The Company
 3          1993 Acquisitions
 4          Contributions of Principal Products
 5          Petroleum Operations
 6            General
 7            Sales
 8            Oil and Gas Properties
 9            Oil and Gas Reserves
 9            Exploration Activities
13            Development Activities
16            Drilling Activities at December 31, 1993
16            Oil and Gas Wells
18            Crude and Condensate, Plant Products and Natural Gas
                Production and Prices Realized
19            Refining and Marketing Operations
20          Regulation
20            Federal Energy Regulatory Commission
20            Environmental Matters
22          Miscellaneous
22            Employees

22          Item 3.  Legal Proceedings.

22          Item 4.  Submission of Matters to a Vote of Security
                       Holders.

23          Executive Officers of the Registrant

ITEMS 1 AND 2.   BUSINESS AND PROPERTIES.

                                  The Company

      The Louisiana Land and Exploration Company and Subsidiaries (LL&E or the Company) is engaged principally in the exploration for and the development and production of petroleum natural resources. The major portion of LL&E's petroleum operations are conducted in the continental United States, the federal offshore area in the Gulf of Mexico, the North Sea, Canada, Colombia and Indonesia. LL&E also owns a refinery in Alabama, and also processes natural gas.

                               1993 Acquisitions

      In September 1993, LL&E acquired all of the issued and outstanding common stock of NERCO Oil & Gas, Inc. ("NERCO") for a cash purchase price of approximately $354 million plus associated expenses. The acquisition added net proved domestic reserves of approximately 219 billion cubic feet of natural gas and approximately 10.7 million barrels of liquids. As of December 31, 1993, NERCO's assets included interests in approximately 196 thousand gross productive acres (123 thousand net) and approximately 237 thousand gross undeveloped acres (186 thousand net); productive wells totaled 96 gross (51.6 net) gas wells and 30 gross (17.3 net) oil wells. NERCO also held royalty interests in 4 gas wells.

      In December 1993, LL&E completed the acquisition of a 11.26% working interest in Block 16/17 in the U.K. North Sea ("T-Block") for approximately $187 million in cash. T-Block contains two oil fields which are under development: the Tiffany Field and the satellite field, Toni. Production from both fields initially came onstream in late 1993. The development of two additional fields, Thelma and Southeast Thelma (for which proved reserves have not been recorded, is in the advanced stage. The acquisition added net proved reserves of approximately 12 billion cubic feet of natural gas and approximately 15.6 million barrels of liquids. As of December 31, 1993 T-Block consisted of approximately 2 thousand gross productive acres (.2 thousand net) and approximately 52 thousand gross undeveloped acres (6 thousand net); productive oil wells totaled 7 gross (.8 net).

                      Contributions of Principal Products

      The table below sets forth the principal products and their contribution to the operating revenues of LL&E's petroleum operations for the periods indicated. Reference is made to Note 14 of "Notes to Consolidated Financial Statements" in the Company's Annual Report to Shareholders for 1993 (page 23 of Exhibit 13 filed herewith) for additional information on LL&E's operations.

                                                          (Millions of dollars)
                                                       19931         1992         1991
_______________________________________________________________________________________
Crude and condensate ............................. $  210.0         215.1        257.0
Natural gas ......................................    146.0          92.0         85.9
Refined products2 ................................    400.2         441.9        432.8
Other petroleum products .........................     14.1          16.8         20.8
_______________________________________________________________________________________
  Total .......................................... $  770.3         765.8        796.5
_______________________________________________________________________________________

1 Includes NERCO Oil & Gas since October 1, 1993.
2 After elimination of intracompany transfers to the Company's refinery.  In 1993, 1992 and
  1991, such transfers were valued at $22.4, $20.7 and $18.7, respectively (see "SALES").

                             Petroleum Operations

      LL&E employs a staff of petrotechnical professionals to initiate, evaluate, plan and execute LL&E's petroleum activities. Typically, the actual tasks of exploration and development, such as seismic surveys and drilling, are performed by independent specialized contractors, under the direction of LL&E's professional staff. LL&E's principal domestic exploration activities at December 31, 1993 were in the Gulf of Mexico, Louisiana and Wyoming. Outside the United States, LL&E's principal exploration activities were in the North Sea, Canada, Colombia, Algeria and Yemen.

      In the United States, LL&E has working interests in development and producing operations principally in Alabama, Florida, Louisiana, Wyoming and the federal offshore area in the Gulf of Mexico. Outside the United States, LL&E has working interests in development and producing operations in the Netherlands and United Kingdom sectors of the North Sea, Canada, Colombia and Indonesia.

      The majority of LL&E's working interest activities occur on property leased from others, which leaseholds are acquired by paying a signature bonus, delay rental and production royalty to the owner of the mineral rights. In 1993, working interest revenues accounted for 87% of LL&E's total oil and gas revenues.

      LL&E receives income from royalties from production by others of oil and gas from portions of the properties LL&E owns and leases in south Louisiana. In addition, LL&E receives income from geophysical options and the leasing of mineral rights to explore undeveloped portions of these properties.

      CLAM Petroleum Company (CLAM), a 50%-owned, unconsolidated affiliate, is engaged in oil and gas exploration, development and production activities in the Netherlands sector of the North Sea. The tables on the following pages set forth LL&E's 50% equity interest in the operations of CLAM.

      LL&E Petroleum Marketing, Inc. (LPM), a wholly owned subsidiary, owns and operates a refinery in Mobile, Alabama. The refinery utilizes various sources of feedstocks including Company-owned and -controlled crude oil which is acquired on a competitive basis with other domestic and foreign high gravity crudes from third parties.

      LL&E Gas Marketing, Inc. (LGM) a wholly owned subsidiary, markets gas downstream to local distributors and other customers. Gas temporarily or permanently released from long-term pipeline contracts, "new" undedicated gas and, to a very limited extent, purchased third-party gas, is aggregated by LGM and then sold under both short- and long-term agreements. Prices received for this gas are generally not regulated. Development of this downstream marketing activity allows LL&E entry into markets not previously available and reduces LL&E's reliance on pipelines to market gas, thus affording LL&E greater overall control of its natural gas reserves.

GENERAL

      LL&E's petroleum operations are subject to all of the risks and uncertainties normally incident to exploration for and development of oil and gas. Significant capital expenditures are required in connection with such operations, with capital expenditures for offshore operations typically being substantially greater than for similar operations onshore. LL&E's earnings and the scope of its future exploration and development programs will be effected by the extent to which state and federal legislation and regulations applicable to the petroleum industry impact incentives for exploration and production, and permit the recovery of revenues sufficient to meet increasing costs and to expand operations. The marketability of offshore production is limited by the availability of marine transportation facilities, which are barge or pipeline for oil, but only pipeline for gas. In instances where there are no gas pipelines in an area of production, LL&E must await the permitting, certification and construction of pipeline facilities before deliveries of gas can commence. A portion of LL&E's petroleum operations is conducted in foreign countries where LL&E is also subject to regulation, risks of a political nature and other risks. LL&E's oil and gas production is from properties in jurisdictions in which well drilling and production are regulated or subject to limitations by governmental production and conservation authorities.

      The oil and gas industry is highly competitive in all phases, including the search for and development of new sources of supply and the refining and marketing of crude oil and petroleum products. The oil and gas industry also competes with other industries that supply energy and fuel, and LL&E competes with a number of major integrated oil companies and other companies having greater resources. LL&E participates in bidding for federal leases on the U.S. Outer Continental Shelf, as well as for leases (concessions) in other countries; participation in the bidding for these leases is extremely competitive.

      The principal raw materials and supplies required directly by LL&E for its petroleum operations, other than refining and natural gas processing, are generally available through multiple sources and acquired through specialized independent contractors. The refinery and gas processing operations' principal raw materials are crude oil and natural gas, a portion of which is Company-owned and
- -controlled. Internally generated fuels and electricity are the principal energy requirements for the petroleum operations and the refinery and electricity is the principal energy requirement at the gas processing plants. No serious problems currently exist with respect to the availability of any of these items.

SALES

      The availability of a ready market for oil and gas depends upon numerous factors beyond the Company's control, including the production of crude oil and gas by others, crude oil imports, the marketing of competitive fuels, the proximity and capacity of oil and gas pipelines, the availability of treatment facilities, the regulation of allowable production by governmental authorities and the regulation by the Federal Energy Regulatory Commission (FERC) and various state agencies of the transportation and marketing of natural gas transported or sold in interstate commerce (see "Regulation").

Liquids

      During 1993, LL&E's crude oil, condensate and plant products production were sold into various domestic and international markets at prices competitive for the area and for quality of production. In some instances, crude oil, condensate and plant products were traded from area to area and were then sold to third parties or transferred to the Company's refinery. LL&E charged transfers of proprietary production to its refinery at appropriate market prices. The 1993 sales period has seen dramatic price fluctuations with crude oil prices falling to below $14/BBL in late 1993 from nearly $21/BBL earlier in the year. Overall, crude oil prices averaged approximately $18.47/BBL at Cushing, Oklahoma for West Texas Intermediate. This price was approximately $2/BBL below the price averaged in 1992.

Natural Gas

      In the past, most of LL&E's sales of natural gas were made to various gas pipeline companies, both interstate and intrastate, and were typically under long-term take-or-pay contracts subject to the regulations of the FERC. With the advent of FERC Order 436/500 and Order 636, the structure of the industry has changed dramatically, allowing producers access to downstream markets previously held by the pipeline companies. Like other producers, the Company may now enter into contracts directly with aggregators, local distribution companies (LDC's), industrial users and other downstream customers and contract with the pipeline companies solely for transportation purposes. As of February 1, 1994, less than 10% of LL&E's natural gas production was being sold to interstate pipeline companies. Development of this downstream marketing activity has allowed the Company to gain entry into markets not previously available and has reduced the Company's reliance on pipelines to market natural gas. All of this has afforded LL&E greater overall control of its natural gas reserves.

Refined Products

      LL&E's refinery products, which include three grades of gasoline, naphtha, two grades of No. 2 fuel oil, turbine fuel and atmospheric residuum, are generally sold in the spot market, wholesale markets, or under short-term contracts. Products are either sold in local or Gulf Coast markets or exchanged in return for products in pipeline markets.


OIL AND GAS PROPERTIES

      Information presented under the heading "Oil and Gas
Properties" in the Company's Annual Report to Shareholders for 1993 (page 46 of Exhibit 13 filed herewith) is incorporated herein by reference.

Working Interest Properties

      At December 31, 1993, LL&E had working interests in approximately 664 thousand gross (303 thousand net) productive acres and approximately 11.4 million gross (6.3 million net) undeveloped acres. The total unamortized cost to LL&E of such undeveloped acreage at December 31, 1993 was $57.6 million.
Through its affiliate, CLAM Petroleum Company, LL&E had working interests in approximately 42 thousand gross (5 thousand net) productive acres and approximately 806 thousand gross (184 thousand net) undeveloped acres, all located in the Netherlands sector of the North Sea.

      Leaseholds held by LL&E in the United States on privately owned lands generally reserve to the lessor a 12-1/2% to 16-2/3% royalty interest in the production from such lands. Federal leases offshore in the Outer Continental Shelf are acquired by sealed bids, and generally provide for a royalty of 16-2/3% of the value of production. Federal leases onshore generally are acquired by payment of a filing fee and provide for a royalty of 16-2/3% of the value of production. The primary terms of LL&E's leases vary generally from 3 to 10 years (five years in the case of federal offshore leases), but such leases are automatically extended by production for as long thereafter as production continues. Most of LL&E's leaseholds in Canada are on governmental lands and the royalty rates may vary from time to time by governmental action.

Royalty Properties

      At December 31, 1993, LL&E owned approximately 594 thousand acres in fee lands in south Louisiana of which approximately 109 thousand acres were leased to various other companies for oil and gas exploration, development and production. Of those leased to others, approximately 94 thousand acres are productive and yielded a weighted average royalty to LL&E of 25%. In addition, LL&E holds State of Louisiana leases covering approximately 56 thousand productive acres which have been assigned to Texaco Inc. under a contract (1928 Texaco Contract). Under the 1928 Texaco Contract, which also covers certain fee lands owned by LL&E, LL&E is entitled to receive a 25% royalty interest in the production from the acreage subject to the lease. LL&E is obligated to pay to the lessor of the leasehold interests subject to the 1928 Texaco Contract a royalty which is, in most cases, 12-1/2% of the proceeds from production for such property.

      Of the approximately 485 thousand fee acres not leased to others, LL&E conducts operations on approximately 1.1 thousand productive acres; the balance of the fee acreage is classified as undeveloped. From time to time, LL&E conducts exploratory activities on this undeveloped fee acreage.


OIL AND GAS RESERVES

      Information regarding LL&E's oil and gas reserves is presented in Part II, Item 8. - "Financial Statements and Supplementary
Data." LL&E and its oil and gas subsidiaries are required to report, at varying times, estimates of oil and gas reserve data with various governmental authorities and agencies, including the Federal Energy Regulatory Commission. The basis for reporting estimates of reserves to these authorities and agencies may not be comparable to that presented because of the nature of the various reports required. The major sources of noncomparability include differences in the times as of which such estimates are made and differences in the definition of the reporting unit, such as, gross, net, total operator, lease by lease, reservoir by reservoir.


EXPLORATION ACTIVITIES

Working Interest

      The Company's exploration expenditures totaled $60 million in 1993: $17 million was spent on gathering and evaluating seismic data, almost $3 million was expended for unproved leases in the United States and overseas, and $40 million was expended for participation in 62 wells. Of this total, 39 wells were successful completions: 30 oil and 9 gas.

      In the Gulf of Mexico, successful exploratory efforts in 1993 included the drilling of two gas discoveries on contiguous blocks at South Pass Blocks 34 and 47 where LL&E has a 35% working interest. Installation of a production platform to develop these two discoveries is currently under study. At South Marsh Island Block 154, NERCO participated with a 50% working interest in a high volume gas discovery in July. A production facility was installed in October and, by year end, two wells were producing at a combined rate of 85 million cubic feet of gas and 3,000 barrels of condensate per day.

      In south Louisiana, five successful exploratory wells were drilled and completed during 1993. At Palmetto Bayou, the CL&F #1 well logged pay in five zones and was completed flowing 4.3 million cubic feet of gas and 122 barrels of oil per day. At East Lake Washington, the Cockrell-Moran #C-1 produced at 1.4 million cubic feet of gas per day and the Fina #2 well at Bay Baptiste encountered pay in two zones for a combined rate of 3.5 million cubic feet of gas per day and 72 barrels of oil per day. LL&E's working interests in these wells is 50%, 30% and 25%, respectively.

      The expanding use of 3-D seismic technology in the onshore south Louisiana environment is accelerating the redevelopment of large, complex fields and the exploration of adjacent acreage. Through year-end 1993, 205 square miles of south Louisiana 3-D data had been acquired with the majority on or adjoining LL&E's fee acreage. Additional surveys covering 92 square miles are scheduled for 1994 and plans for acquisition of another 115 square miles are under discussion with partners.

      In Canada, LL&E participated in the drilling of 38 working interest wells during 1993, of which 25 were successfully completed. An exploratory success in the Peace River Arch oil field at Earring in central Alberta early in 1993 led to the drilling of 12 additional wells. Late in 1993, LL&E agreed to sell certain oil and gas producing properties, undeveloped acreage and seismic data in southeastern Alberta for approximately $43 million, which resulted in a pretax gain of approximately $24 million. The sale, closed in late December, included daily production totaling about 2,200 barrels of oil and less than two million cubic feet of gas.

      In Indonesia, the interpretation of the first 3-D seismic survey on the KAKAP license resulted in the identification of several prospective features that will be tested in future years.

      In Colombia, the Company completed interpretation of seismic and surface geological data gathered on an exploratory lease acquired in 1992 in the Barzalosa area of the Upper Magdalena Valley. An exploratory well in the area is scheduled to begin drilling in the second quarter of 1994.

      In Yemen, over 450 kilometers of seismic data was acquired and analyzed during 1993 on Block 9 where LL&E holds a 17% working interest. A number of drillable prospects were mapped and two wells were scheduled for drilling in early 1994. The first of these, the Jarshah-1, was spud on December 31, 1993 and completed drilling in less than four weeks. While this well was non-productive, potential remains for the other identified prospects.

      In Algeria, LL&E's 1993 seismic program successfully acquired over 900 miles of seismic data on Blocks 215 and 405 in the Ghadames Basin. Interpretation of this data has resulted in several prospects. As originally contemplated, the Company farmed-out a 35% interest in its holdings in the two blocks. LL&E will continue as operator and retain a 65% working interest. Several oil discoveries being developed in blocks adjacent to Block 405 have greatly increased the potential of the area. Initial drilling is expected on Block 405 in late 1994.

      In Tunisia, LL&E entered into an agreement with the government for oil and gas exploration in the one million acre Ramla block, about 80 miles offshore in the Gulf of Gabes. The agreement provides for the acquisition of seismic data and the drilling of one well during the initial four-year term of the contract.
Initial seismic acquisition is expected to begin in early 1994.
LL&E will carry 50% of the exploration costs. The Tunisian government has the right to participate for up to a 50% interest in the development of a discovery.

      In Australia, two shallow exploratory wells drilled in Block EP-341 in the offshore Carnarvon Basin were unsuccessful. Seismic studies continue on two other concessions in other regions of the country.

      In Papua New Guinea, initial geological and remote sensing data is being interpreted on the LL&E-operated, 2.6 million acre
PPL-150 concession on the northern coast of the island.

      During the years 1991 through 1993, LL&E and CLAM participated in the drilling of exploratory wells with the results set forth in the table below.

                                                       Net wells
                                    Oil                 Gas                  Dry
                            1993   1992   1991  1993   1992   1991   1993   1992  1991
_______________________________________________________________________________________
LL&E and Subsidiaries:
  Domestic:
    Offshore Gulf of
      Mexico.............     .5      -    1.0   1.8      -    2.2    1.4    1.0   3.0
    Colorado.............      -      -      -     -      -      -      -     .5     -
    Louisiana............     .7     .4    1.0   1.1    2.2    3.2    1.8    2.5   5.8
    Oklahoma.............      -             -     -      -    4.9      -      -   5.2
    Texas................      -      -      -     -      -     .5      -      -    .5
    Wyoming..............      -      -      -     -      -      -      -     .7   2.3
  North Sea:
    United Kingdom.......     .1      -      -     -      -      -     .1     .1    .1
  Other Foreign:
    Australia............      -      -      -     -      -      -     .6      -     -
    Canada...............   13.9   12.4   13.1   1.0     .3    1.6    7.4    7.3  11.3
    Colombia.............      -     .3      -     -      -      -      -      -     -
    Egypt................      -      -      -     -      -      -      -     .2    .5
    Papua New Guinea.....      -      -      -     -      -      -      -      -    .5
_______________________________________________________________________________________
       Total.............   15.2   13.1   15.1   3.9    2.5   12.4   11.3   12.3  29.2
_______________________________________________________________________________________

CLAM (50%)
  Netherlands-North Sea..      -      -      -     -      -      -     .1     .1    .3
_______________________________________________________________________________________

Royalty Interest

      During 1993, the following exploratory wells were drilled by others on LL&E's fee and leasehold acreage.

                                                                        Gross wells
                                                                     Oil    Gas    Dry
_______________________________________________________________________________________
Domestic:
  Louisiana.......................................................     0      6      0
  Wyoming.........................................................     1      1      1
Other Foreign - Canada............................................     3      2      6
_______________________________________________________________________________________
    Total ........................................................     4      9      7
_______________________________________________________________________________________

DEVELOPMENT ACTIVITIES

Working Interest

      Development of the Company's oil and gas properties in 1993 resulted in the expenditures of almost $80 million for participation in 22 wells and the installation of platforms and facilities in the United States and overseas. Successful development drilling resulted in 9 oil and 12 gas wells. In addition, $19 million was spent in the acquisition of additional working interests in proved properties in the United States and overseas.

      Successful production enhancement programs based on 3-D seismic and field studies were conducted in mature fields in the Gulf of Mexico during 1993. The most prominent of these programs was undertaken at Vermilion Block 331 where a total of eight wells were drilled resulting in a gross production increase of 28.4 million cubic feet of gas and 2,500 barrels of oil per day. LL&E has a 25% working interest in this field, half of which is burdened by a 90% net profits interest.

      At the LL&E-operated Madden Deep Unit in central Wyoming, construction of the Lost Cabin Gas Plant commenced in August 1993. This facility is being built to process natural gas from the Madison Formation below 24,000 feet. Two wells have been drilled to this horizon, the Bighorn 1-5 in 1985 and the Bighorn 2-3 in 1988 and limited production tests have indicated the potential for significant additional gas reserves and production in the Madison Formation. Both wells will initially be placed on production upon completion of the plant at a combined rate of 50 million cubic feet per day. Recent test of these two wells indicated combined flow potential of 77 million cubic feet per day.

      The estimated cost of the facility is $62 million with complete project costs expected to total approximately $80 million, with initial treating capacity of over 50 million cubic feet per day. Plant products will include natural gas, sulfur and carbon dioxide. Facility expansion has been contemplated in the plant's design to accommodate production from any additional deep wells drilled. Mechanical completion of the plant is expected in December 1994 with startup in early 1995. LL&E will have a 37% interest in the plant.

      The 70,000 acre Madden Deep Unit currently produces gas from numerous intervals within four horizons ranging in depth from 5,500 to 18,000 feet. The 1993 development program included the drilling of four infill wells, which tested at daily rates ranging from 2.1 to 5 million cubic feet of gas, and the workover of seven gas wells and two service wells. LL&E's working interest varies by producing horizon but averages 30% fieldwide. Plans for continued development during 1994 include drilling four additional infill wells and the workover of approximately 15 wells. A 3-D seismic survey covering a 37 square mile area of the field is scheduled for completion in 1994. The program is designed to aid in the ongoing development of shallow gas reserves, enhance exploitation of undrilled acreage within the Madden Deep Unit and further delineate the Madison structure.

      In the U.K. North Sea, the culmination of years of exploratory drilling and field development efforts occurred in December 1993 when production commenced from the East Brae field, the third major platform in the Brae Complex and the largest developed to-date.
LL&E owns an average 6% working interest in the Brae complex. East Brae is a gas condensate field and production is expected to build throughout 1994 as additional wells are brought. Utilizing the gas cycling technology developed at North Brae, natural gas produced at East Brae will initially be recycled into the East Brae reservoir to enhance liquids production. Gas sales from the Brae complex is expected to commence in late 1994.

      Elsewhere in the U.K. North Sea, a plan of development was submitted to the U.K. Department of Energy for the Beinn gas/condensate field in late 1993. Beinn was discovered in 1987 when a successful exploratory well established the production potential of the Middle Jurassic formations at Brae. Upper Jurassic reservoirs had accounted for all Brae production prior to the Beinn discovery. In 1992 and 1993, two successful confirmation wells drilled from the Brae "B" platform have each encountered over 200 feet of Middle Jurassic pay. A third appraisal well was drilling at year end. A new 3-D seismic study will be conducted over the field to assist in determining the optimum locations of additional development wells. The Beinn accumulation partially underlies the North Brae field and development will utilize the North Brae "B" platform. Because of the existing infrastructure, development costs of the reserves is expected to be very low.

      In the Netherlands sector of the North Sea, LL&E participates in natural gas exploration and development through its 50%-owned affiliate, CLAM. In June, the L12/15 gas field commenced production and is currently producing at a gross daily rate of 72 million cubic feet. LL&E has a 7.5% working interest in the field through CLAM. LL&E increased its ownership at the Kotter and Logger oil fields through reserve acquisitions. LL&E's current working interest in Kotter and Logger is now 31.88% and 37.5%, respectively.

      In Indonesia, development of the KG and KRA oil fields in the KAKAP Production Sharing Contract offshore in the Republic of Indonesia is underway and on schedule. LL&E's net 15% share of production averaged over 1,300 barrels per day in 1993 and is expected to increase in early 1995 when the two new fields begin production.

      In Colombia, the first of three planned development wells in the Casanare Contract Area in the Llanos Basin began drilling shortly before year-end 1993. LL&E's net production from its interest in the Casanare Association Contract Area temporarily decreased from 2,300 barrels per day in 1992 to 1,900 barrels per day in 1993 due to pipeline access limitations and more stringent salt water disposal requirements.

      During the years 1991 through 1993, LL&E and CLAM participated in the drilling of development wells with the results set forth in the table below.

                                                       Net wells
                                    Oil                 Gas                  Dry
                            1993   1992   1991  1993   1992   1991   1993   1992  1991
_______________________________________________________________________________________
LL&E and Subsidiaries:
  Domestic:
    Offshore Gulf of
      Mexico ............    1.5     .2     .6   1.9    1.0     .5     .3      -     -
    Louisiana ...........     .5    1.6     .5     -      -     .9      -     .5    .6
    Wyoming .............      -      -     .4   1.3     .3      -      -      -     -
  North Sea:
    Netherlands..........      -     .1     .4     -      -      -      -      -     -
    United Kingdom ......     .1     .2     .2     -      -      -      -     .2     -
  Other Foreign:
    Colombia ............      -     .3     .3     -      -      -      -      -     -
_______________________________________________________________________________________
      Total .............    2.1    2.4    2.4   3.2    1.3    1.4     .3     .7    .6
_______________________________________________________________________________________
CLAM (50%)
  Netherlands-North Sea..      -     .2      -    .2     .1     .1      -      -     -
_______________________________________________________________________________________

Royalty Interest

     During 1993, the following development wells were drilled by others on LL&E's fee and leasehold acreage.

                                                                        Gross wells
                                                                     Oil    Gas    Dry
_______________________________________________________________________________________
Domestic-Louisiana.................................................    8      6      1
_______________________________________________________________________________________

DRILLING ACTIVITIES AT DECEMBER 31, 1993

Working Interest

      The table below sets forth the working interest wells in the process of drilling at December 31, 1993 by LL&E and by CLAM.

                                                                        Wells drilling
                                                                        Gross      Net
_______________________________________________________________________________________
LL&E and Subsidiaries:
  Domestic ..........................................................       5      2.0
  North Sea .........................................................       2       .2
_______________________________________________________________________________________
     Total ..........................................................       7      2.2
_______________________________________________________________________________________

CLAM (50%) Netherlands-North Sea ....................................       -        -
_______________________________________________________________________________________

Royalty Interest

      There was one Domestic well being drilled by others at December 31, 1993 in which LL&E has a royalty interest.


OIL AND GAS WELLS

Working Interest

      The table below shows the number of productive oil and gas wells in which working interests are held by LL&E and by CLAM as of December 31, 1993.

                                                     Oil wells             Gas wells
                                                  Gross      Net        Gross      Net
_______________________________________________________________________________________
LL&E and Subsidiaries:
  Domestic .....................................  1,546    179.6          373    141.8
  North Sea ....................................     51      6.8            -        -
  Other Foreign ................................     71     18.4           10      4.9
_______________________________________________________________________________________
     Total .....................................  1,6681   204.8          3832   146.7
_______________________________________________________________________________________

CLAM (50%) Netherlands-North Sea ...............      -        -           55      3.4
_______________________________________________________________________________________

1 Includes 39 dual completion wells.
2 Includes 34 dual completion wells.

Royalty Interest

      The table below shows the number of productive oil and gas wells drilled by others in whose production LL&E had a royalty interest as of December 31, 1993.

                                                                          Gross wells
                                                                          Oil      Gas
_______________________________________________________________________________________
  Domestic ..........................................................     620      219
  Other Foreign .....................................................       7        6
_______________________________________________________________________________________
     Total ..........................................................     6271     2252
_______________________________________________________________________________________

1 Includes 30 dual completion wells.
2 Includes 14 dual completion wells.

CRUDE AND CONDENSATE, PLANT PRODUCTS AND NATURAL GAS PRODUCTION
 AND PRICES REALIZED

      The production and average price information for the years
1991 through 1993 presented under the heading "Oil and Gas
Operating Data" in the Company's Annual Report to Shareholders for 1993 (page 44 of Exhibit 13 filed herewith) is incorporated herein by reference.

Lifting Cost per Equivalent Barrel of Production

      The table below presents the average annual production (lifting) cost per equivalent barrel of production (excluding royalty interest production) for LL&E and for CLAM for the periods indicated. For the purpose of this calculation, natural gas and plant products are converted to equivalent barrels of oil, based on an estimate of their relative BTU content, at the ratios of 6:1 and 1.56:1, respectively.

                                                            1993       1992       1991
_______________________________________________________________________________________
LL&E and Subsidiaries:
  Domestic ..............................................  $4.69       5.51       5.08
  North Sea .............................................   9.20       7.62       6.09
  Other Foreign .........................................   5.64       5.43       5.06
_______________________________________________________________________________________

CLAM
  Netherlands-North Sea .................................  $3.07       4.05       3.04
_______________________________________________________________________________________

      Production (lifting) cost, as defined by the Securities and Exchange Commission, consists of costs incurred to operate and maintain wells and related equipment and facilities, as well as property and production taxes. It does not include depletion, depreciation, and amortization of capitalized acquisition, exploration and development costs, general and administrative expenses, interest expense or income taxes. Accordingly, production (lifting) cost reflected in the above table does not represent the total cost involved in producing a barrel of oil.

REFINING AND MARKETING OPERATIONS

General

      The Company operates a crude oil refinery and terminal in Mobile, Alabama. Refinery capability consists of the following units: Atmospheric and Vacuum Distillation, Distillate Hydrodesulfurization, Sulfur Recovery, Catalytic Reforming and Light Naphtha Isomerization. This equipment is designed to handle both high- and low-sulfur feedstocks. The Company's crude oil terminal is located in Mobile Harbor and can accept vessels up to 35 feet draft. The terminal is connected to the refinery by parallel crude and product lines (approximately seven miles each in length) and can accept and load both crude oil and refined products.

      Of the $9.3 million in refinery capital expenditures during 1993, $1.9 million was spent completing construction of a distillate hydrotreating facility, $2.0 million was associated with a vacuum tower upgrade project and the remainder was related to miscellaneous capital improvements and safety and environmental items. In 1994, $8.5 million has been budgeted for capital projects including $5 million toward profit enhancement and the balance to maintenance, safety and environmental items.

      In 1993, the refinery processed an average of 46,800 barrels per day of crude oil and remained under the Independent Producers status during the year. The decline in industry refinery margins (excluding retail), which began in 1992, continued in 1993. Efforts in 1993 were concentrated on cutting costs and improving quality, which are expected to improve the refinery's 1994 competitive position.

Sales and Prices Realized

      The sales and average price information for the years 1991 through 1993 presented under the heading "Refining and Marketing Operating Data" in the Company's Annual Report to Shareholders for 1993 (page 45 of Exhibit 13 filed herewith) is incorporated herein by reference.

                                  Regulation

FEDERAL ENERGY REGULATORY COMMISSION

      Natural gas prices are subject to regulation by the Federal Energy Regulatory Commission (FERC) pursuant to the Natural Gas Act of 1938, as amended, and the Natural Gas Policy Act of 1978 (NGPA). Effective December 1, 1978, the NGPA defined certain categories of natural gas and established price ceilings on all first sales of gas, whether interstate or intrastate, for most categories. Price controls on certain categories of gas were removed on various dates through July 1, 1987.

      On July 26, 1989, the Natural Gas Wellhead Decontrol Act of 1989 was enacted. This legislation amended the Natural Gas Policy Act of 1978, effectively removing wellhead price controls on new wells or wells not covered by a gas contract immediately and all maximum lawful price controls by January 1, 1993. As a result of these legislative acts, none of the Company's natural gas production is currently subject to wellhead price regulation and virtually all of it is priced at competitive market levels.

      In April of 1992, the FERC issued its Order 636 (followed by revisions 636-A and 636-B) on comparability of pipeline services. The order is intended to eliminate certain competitive advantages interstate pipelines may have in selling gas and further move the industry toward a more efficient, competitive market environment. Among other things, Order 636 requires interstate pipelines to unbundle the various services that they have provided in the past, such as gas supply, gathering, transmission and storage, and offer these services individually to their customers. For producers, the net result should be increased gas sales opportunities. Order 636 has withstood several challenges in the courts and the timetable outlined in the order calls for implementation by the winter of 1993-94.


ENVIRONMENTAL MATTERS

      The protection of our environment has always been a consideration of LL&E and has involved additional operating and facility costs. As federal, state and local environmental statutes evolve, LL&E implements design changes and incorporates pollution control devices at its facilities in response to environmental considerations. This has impacted the cost of new facilities and equipment and has been considered a normal, recurring cost of LL&E's ongoing operations and not an extraordinary cost of compliance with governmental regulations. Notwithstanding that these normally recurring costs are not separately identified, LL&E believes that the amount of presently known expenditures that will be incurred primarily for environmental controls over the next two to three years will not have a material adverse effect on its results of operations, cash flow or financial position. However, as additional laws or regulations regarding the protection of the environment are adopted, become effective, or are hereafter interpreted, there is no assurance that they will not have such an effect.

      As a result of anticipated new regulations promulgated under the Clean Air Act Amendments of 1990 (CAAA), additional costs may be incurred at the Company's refining operations and larger production facilities. These regulations are expected to be finalized over the next two to five years with implementation taking effect on a regulatory schedule in future years. Since the Company's operations are located in areas currently classified as attainment areas for criteria air pollutants, and most of the Company's operations are below the expected threshold levels of hazardous air emissions to be regulated, at this time the Company does not believe that the cost of compliance with the new CAAA regulations will have a material adverse effect on its results of operations, cash flow or financial position.

      LL&E has received notice from the Environmental Protection Agency (EPA) that the Company is one of many Potentially Responsible Parties (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act, as amended, with respect to three National Priorities List sites in Abbeville, Louisiana known as the "D.L. Mud", "Gulf Coast Vacuum" and "PAB Oil and Chemical" sites. Additionally, in 1993, the Company acquired NERCO Oil & Gas, Inc. (NERCO), which is also named a PRP at the Gulf Coast Vacuum and the D.L. Mud sites. With respect to the Gulf Coast Vacuum site, the Company has entered into a de minimis Consent Agreement with EPA on behalf of itself and NERCO, which agreement is currently lodged for public comment. With respect to D.L. Mud, the Company believes that its liability, if any, is de minimis and has been informed that the parent of the former site owner has assumed all costs of cleanup for the site. With respect to the PAB Oil and Chemical site, based on the Company's evaluation of the potential total cleanup costs, its estimate of its potential exposure, and the viability of the other PRP's, the Company believes that any costs ultimately required to be borne by it at this site will not have a material adverse effect on its results of operations, cash flow or financial position.

      In view of recent prosecutions of other oil companies under the Inventory Update Rule promulgated under the Toxic Substances Control Act, the Company is currently evaluating whether it is also subject to such reporting requirements and has notified, and is meeting with, the appropriate regulatory authorities with respect to its investigation. Based on currently available information, the Company believes that sanctions, if any, will not have a material adverse effect on its results of operations, cash flow or financial position.

                                 Miscellaneous

EMPLOYEES

      At December 31, 1993, LL&E had 846 employees.


ITEM 3.  LEGAL PROCEEDINGS.

      Information presented in Note 15 under the heading "Notes to Consolidated Financial Statements" in the Company's Annual Report to Shareholders for 1993 (page 24 of Exhibit 13 filed herewith) is incorporated herein by reference. See also "Environmental
Matters."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT


NAME                            AGE    POSITIONS
_________________________________________________________________

H. Leighton Steward             (59)
                                       Chairman of the Board, President
                                        and Chief Executive Officer
                                        since 1989.

Richard A. Bachmann             (49)
                                       Director since 1989.
                                       Executive Vice President, Finance
                                        and Administration and Chief
                                        Financial Officer since 1985.

John F. Greene                  (53)
                                       Director since 1989.
                                       Executive Vice President,
                                        Exploration and Production
                                        since 1985.

Jerry D. Carlisle               (48)   Vice President and Controller
                                        since 1984.

Robert J. Chebul                (46)   Vice President since July, 1991.
                                       Held various managerial
                                        positions, including
                                        District Manager from 1988 to
                                        1991.

E. J. Leidner, Jr.              (57)   Vice President since 1986.

John O. Lyles                   (48)
                                       Vice President since 1992.
                                       Vice President and Treasurer
                                        from 1984 to 1992.

Joel M. Wilkinson               (58)
                                       Vice President since 1988.

John A. Williams                (49)   Vice President since 1988.

Frederick J. Plaeger, II        (40)
                                       General Counsel and Corporate
                                        Secretary since 1992.
                                       Corporate Secretary and Senior
                                        Counsel from 1989 to 1992.
                                       Partner in the law firm of
                                        Milling, Benson, Woodward,
                                        Hillyer, Pierson and Miller
                                        from 1985 to 1989.

Louis A. Raspino                (42)
                                       Treasurer since 1992.
                                       Assistant Treasurer from 1984 to
                                        1992.

    Each officer holds office until the first meeting of the Board of Directors following the annual meeting of shareholders and until his successor shall have been elected and qualified, or until he shall have resigned or been removed as provided in the LL&E By-Laws. No family relationship exists between any of the above listed executive officers or between any such executive officer and any Director of LL&E.

                                    PART II

                                     Index



Page
Number
__________________________________________________________________

25    Item 5.     Market for the Registrant's Common Equity
                     and Related Stockholder Matters.

25    Item 6.     Selected Financial Data.

25    Item 7.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.

25    Item 8.     Financial Statements and Supplementary Data.

25    Item 9.     Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure.

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.

      Information presented under the caption "Capital Stock, Dividends and Other Market Data" in the Company's Annual Report to Shareholders for 1993 (page 35 of Exhibit 13 filed herewith) and information presented under the caption "Market Price and Dividend Data" in the Company's Annual Report to Shareholders for 1993 (page 49 of Exhibit 13 filed herewith) are incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA.

      Information presented under the caption "Selected Financial
Data" in the Company's Annual Report to Shareholders for 1993 (page 48 of Exhibit 13 filed herewith) is incorporated herein by reference.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

      Information presented under the heading "Financial Review" in the Company's Annual Report to Shareholders for 1993 (under the heading "Management's Discussion and Analysis" on page 29 of
Exhibit 13 filed herewith) is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The consolidated financial statements of The Louisiana Land and Exploration Company and Subsidiaries, together with the report thereon of KPMG Peat Marwick dated February 9, 1994, and the supplementary data referred to in Item 14(a)(1) hereof, which are contained in the Company's Annual Report to Shareholders for 1993 (Exhibit 13 filed herewith), are incorporated herein by reference. The report of KPMG Peat Marwick covering the aforementioned consolidated financial statements refers to the adoption of the methods of accounting for income taxes and postretirement benefits other than pensions prescribed by Statement of Financial Accounting Standards Nos. 109 and 106, respectively. The consolidated financial statements of MaraLou Netherlands Partnership and Subsidiary (a 50%-owned affiliate accounted for under the equity method), together with the report thereon of KPMG Peat Marwick dated January 28, 1994, as referred to in Item 14(a)(1) hereof, are included herein and filed herewith. The report of KPMG Peat Marwick covering the aforementioned consolidated financial statements refers to the adoption of the method of accounting for income taxes prescribed by Statement of Financial Accounting Standard No. 109.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                   PART  III


                                     Index

Page
Number
__________________________________________________________________

27  Item 10.     Directors and Executive Officers of the Registrant.

27  Item 11.     Executive Compensation.

27  Item 12.     Security Ownership of Certain Beneficial Owners and
                   Management.

27  Item 13.     Certain Relationships and Related Transactions.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information relating to directors of the Registrant will be contained in the definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 12, 1994, which the Registrant will file pursuant to Regulation 14A not later than 120 days after December 31, 1993, and such information is incorporated herein by reference in accordance with General Instruction G(3) of Form 10-K. Information relating to executive officers of the Registrant appears at page 23 of this Annual Report on Form 10-K.


ITEM 11.     EXECUTIVE COMPENSATION.

    Information relating to the compensation of the Registrant's executive officers and directors will be contained in the definitive Proxy Statement referred to above in "Item 10.
Directors and Executive Officers of the Registrant," and such information is incorporated herein by reference in accordance with General Instruction G(3) of Form 10-K.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.

    Information relating to beneficial ownership of securities will be contained in the definitive Proxy Statement referred to above in "Item 10. Directors and Executive Officers of the Registrant," and such information is incorporated herein by reference in accordance with General Instruction G(3) of Form 10-K.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information relating to transactions with management and others and certain business relationships regarding directors will be contained in the definitive Proxy Statement referred to above in "Item 10. Directors and Executive Officers of the Registrant," and such information is incorporated herein by reference in accordance with General Instruction G(3) of Form 10-K.

                                   PART  IV


                                     Index


Page
Number
__________________________________________________________________

     Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


29   (a)(1)      Financial Statements and Supplementary Data
49                 Independent Auditors' Report

50   (a)(2)      Financial Statement Schedules:
50                 Schedule V - Property, Plant and Equipment
51                 Schedule VI - Accumulated Depletion, Depreciation
                     and Amortization
52                 Schedule X - Supplementary Earnings Statement
                     Information

                   All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

53   (a)(3)      Index to Exhibits

56   (b)         Reports on Form 8-K

57   Signatures

                  THE LOUISIANA LAND AND EXPLORATION COMPANY
                               AND SUBSIDIARIES

                  Financial Statements and Supplementary Data
                               (Item 14 (a)(1))


      The following financial statements and supplementary data included in the Company's Annual Report to Shareholders for 1993 are incorporated herein by reference in response to Item 8:

                                                         Page in
                                                       Exhibit 13
                                                     filed herewith

Financial Statements:
  Consolidated Balance Sheets                              3
  Consolidated Statements of Earnings (Loss)               4
  Consolidated Statements of Stockholders' Equity          5
  Consolidated Statements of Cash Flows                    6
  Notes to Consolidated Financial Statements               7
  Report of Management                                    26
  Independent Auditors' Report                            27

Unaudited Supplemental Data:
  Data on Oil and Gas Activities                          36
  Quarterly Data                                          50

The following financial statements of 50% or Less Owned Persons required by Regulation S-X, Rule 3-09, are included herein and filed herewith in response to Item 8:

                                                        Page herein

MaraLou Netherlands Partnership and its wholly-owned consolidated subsidiary, CLAM Petroleum Company:

Independent Auditors' Report                              31
Consolidated Balance Sheets                               32
Consolidated Statements of Income                         33
Consolidated Statements of Partners' Capital              34
Consolidated Statements of Cash Flows                     36
Notes to Consolidated Financial Statements                38

                        MARALOU NETHERLANDS PARTNERSHIP
                                AND SUBSIDIARY


                       CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1993, 1992 AND 1991

                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                         Independent Auditors' Report








The Partners
MaraLou Netherlands Partnership:

We have audited the accompanying consolidated balance sheets of MaraLou Netherlands Partnership and subsidiary as of December 31, 1993 and 1992, and the related consolidated statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MaraLou Netherlands Partnership and subsidiary as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in note 4 to the consolidated financial statements, the Partnership adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards
No. 109, "Accounting for Income Taxes" in 1993.


                                    /s/ KPMG Peat Marwick

                                    KPMG Peat Marwick

Houston, Texas
January 28, 1994

                              MARALOU NETHERLANDS PARTNERSHIP

                                Consolidated Balance Sheets

                                December 31, 1993 and 1992
                                (Expressed in U.S. Dollars)
ASSETS                                                      1993              1992
Current assets:
  Cash and cash equivalents                            $  11,476,689     $  18,485,764
  Accounts receivable                                     12,538,332        15,600,647
  Accounts receivable - net profits (Note 10)                327,160                 -
  Materials and supplies                                       6,910             6,845
  Other current assets                                        51,913            13,524
  Amounts due from operator of joint venture                       -           997,424
    Total current assets                                  24,401,004        35,104,204

Long-term receivable (Note 11)                             5,619,856         5,941,726

Property, plant and equipment, at cost, based on
the successful efforts method of accounting for
oil and gas properties (Note 3)                          349,664,531       341,015,932

  Less accumulated depletion, amortization
    and depreciation                                     184,677,406       170,576,573

      Net property, plant and equipment                  164,987,125       170,439,359

Deferred charges                                             249,523           269,343

                                                       $ 195,257,508     $ 211,754,632

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliated companies              $      63,960     $      71,857
  Accounts payable - net profits interest (Note 10)                -           228,091
  Accrued liabilities (Note 11)                            8,912,609         8,051,676
  Amounts due to operator of joint venture                 3,667,149                 -
  Government royalties payable                             1,408,245         2,352,904
  Income taxes payable (Note 4)                           12,617,010         5,281,794
    Total current liabilities                             26,668,973        15,986,322

Long-term debt (Note 6)                                   87,800,000        97,800,000
Deferred income taxes (Note 4)                            18,772,886        21,429,633
Deferred liability - platform abandonment                 20,432,039        19,864,602
Minority interest (Note 1)                                 2,229,013         3,251,326

Partners' capital:
  Marathon Petroleum Netherlands, Ltd.                    12,675,404        19,709,480
  LL&E (Netherlands), Inc.                                12,675,404        19,709,480
  Foreign currency translation adjustment (Note 5)        14,003,789        14,003,789
    Total partners' capital                               39,354,597        53,422,749

                                                       $ 195,257,508     $ 211,754,632

                See Accompanying Notes To Consolidated Financial Statements
/TABLE

                              MARALOU NETHERLANDS PARTNERSHIP

                             Consolidated Statements of Income

                       Years Ended December 31, 1993, 1992 and 1991
                                (Expressed in U.S. Dollars)

                                               1993           1992            1991
Revenues:
  Sales                                   $  61,152,082  $  82,902,883   $ 111,883,626
  Interest income                             4,465,502      2,722,500       2,873,994

    Total revenues                           65,617,584     85,625,383     114,757,620

Costs and expenses:
  Costs and operating expenses               12,349,387     17,514,115      17,435,375
  Exploration expenses, including dry
    hole costs (Note 11)                      3,336,263      3,981,650       2,975,337
  Depletion, amortization and
    depreciation                             14,100,833     15,424,731      16,702,440
  General and administrative expenses
    (Note 11)                                 4,950,135      5,522,838       5,332,698
  Royalty expense                               960,585      2,419,101       2,983,663
  Net profits interest (Note 10)                336,356      1,202,888       1,259,829
  Interest expense                            7,222,385      7,983,685       7,271,586
  Foreign exchange loss/(gain)                 (763,957)       (53,951)        392,044
  Reimbursement of exploration costs,
    including interest (Note 11)                      -        263,056               -

    Total costs and expenses                 42,491,987     54,258,113      54,352,972

Income before income taxes                   23,125,597     31,367,270      60,404,648

Provision for income taxes (Note 4)          12,192,472     17,524,381      30,264,968

Income after income taxes                    10,933,125     13,842,889      30,139,680
Minority interest (Note 1)                      797,688      1,665,693         157,226

Income before cumulative effect of
  change in accounting principle             10,135,437     12,177,196      29,982,454

Cumulative effect of change in
  accounting principle for income
  taxes (Note 4)                              6,003,589              -               -

Net income                                $   4,131,848  $  12,177,196   $  29,982,454


                See Accompanying Notes To Consolidated Financial Statements

                              MARALOU NETHERLANDS PARTNERSHIP

                       Consolidated Statements of Partners' Capital

                       Years Ended December 31, 1993, 1992 and 1991
                                (Expressed in U.S. Dollars)

                                   Marathon
                                  Petroleum              L.L.&E.
                              Netherlands, Inc.   (Netherlands), Inc.        Total
Capital, January 1, 1993         $19,709,480          $19,709,480          $39,418,960
Net income                         2,065,924            2,065,924            4,131,848
Distribution to Partners          (9,100,000)          (9,100,000)         (18,200,000)

Capital before adjustments       $12,675,404          $12,675,404          $25,350,808

Foreign currency translation
  adjustment                                                                14,003,789

Capital, December 31, 1993                                                 $39,354,597


                                   Marathon
                                  Petroleum              L.L.&E.
                              Netherlands, Inc.   (Netherlands), Inc.        Total
Capital, January 1, 1992         $20,470,882          $20,470,882         $ 40,941,764
Net income                         6,088,598            6,088,598           12,177,196
Distribution to Partners          (6,850,000)          (6,850,000)         (13,700,000)

Capital before adjustments       $19,709,480          $19,709,480           39,418,960

Foreign currency translation
  adjustment                                                                14,003,789

Capital, December 31, 1992                                                $ 53,422,749











                                                                (Continued)

                              MARALOU NETHERLANDS PARTNERSHIP

                Consolidated Statements of Partners' Capital  (Continued)

                       Years Ended December 31, 1993, 1992 and 1991
                                (Expressed in U.S. Dollars)

                                   Marathon
                                  Petroleum              L.L.&E.
                              Netherlands, Inc.   (Netherlands), Inc.         Total
Capital, January 1, 1991         $13,749,858          $13,749,858          $27,499,716
Net income                        14,991,227           14,991,227           29,982,454
Capital Contribution              10,229,797           10,229,797           20,459,594
Distribution to Partners         (18,500,000)         (18,500,000)         (37,000,000)

Capital before adjustments       $20,470,882          $20,470,882           40,941,764

Foreign currency translation
  adjustment                                                                14,003,789

Capital, December 31, 1991                                                 $54,945,553


                See Accompanying Notes To Consolidated Financial Statements
/TABLE

                              MARALOU NETHERLANDS PARTNERSHIP

                           Consolidated Statements of Cash Flows

                       Years Ended December 31, 1993, 1992 and 1991
                                (Expressed in U.S. Dollars)

                                                 1993           1992          1991
Cash flows from operating activities:
  Net income accruing to MaraLou partners   $   4,131,848 $ 12,177,196   $ 29,982,454
  Net (loss)/income accruing to minority
    shareholders, net of cash distributions    (1,022,312)     295,694        157,226
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depletion, amortization, depreciation
      and abandonment                          14,668,271   16,280,290     20,130,591
    Dry hole costs                              1,325,018    2,523,479        687,256
    Deferred income taxes                      (7,951,542)   2,511,807      1,300,000
    Exchange loss (gain)                         (175,868)    (127,738)       575,469
    Interest on EBN repayment                     665,428    1,076,991        797,326
    Cumulative effect of change in accounting
      principle                                 6,003,589            -              -
    Decrease (increase) in accounts
      receivable                                2,175,071      943,544     (5,024,650)
    Increase in accounts receivable - net
      profits                                    (326,001)           -              -
    Decrease (increase) in materials and
      supplies                                        (65)          69         (6,914)
    Decrease (increase) in other current
      assets                                     (161,390)    (380,539)       102,260
    Decrease (increase) in deferred charges        18,201     (240,457)         5,127
    (Decrease) increase in accounts
      payable-affiliates                           (6,535)       5,077         (9,943)
    (Decrease) increase in accounts
      payable-net profits                        (228,091)      20,517        (58,967)
    Increase (decrease) in accrued
      liabilities                                 677,612     (123,115)       (42,673)
    Increase (decrease) in amounts due to
      operator of joint venture                 4,676,131   (2,462,784)      (226,976)
    (Decrease) increase in government
      royalties payable                          (865,267)    (869,050)       557,026
    (Decrease) increase in income taxes
      payable                                   8,415,273   (3,489,638)    (3,055,851)
         Net cash provided by operating
           activities                       $  32,019,371 $ 28,141,343   $ 45,868,761

Cash flows from investing activities:
    Capital expenditures                    $  (9,973,617)$(20,034,768)  $(22,572,339)
      Net cash used in investing activities    (9,973,617) (20,034,768)   (22,572,339)


                                                                (Continued)

                              MARALOU NETHERLANDS PARTNERSHIP

                    Consolidated Statements of Cash Flows  (Continued)

                       Years Ended December 31, 1993, 1992 and 1991
                                (Expressed in U.S. Dollars)

                                                 1993           1992          1991
Cash flows from financing activities:
    Borrowing under revolving credit
      agreement                             $          -  $          -   $  6,000,000
    Repayments under revolving credit
      agreement                              (10,000,000)   (6,000,000)      (200,000)
    Borrowings from other bank sources                 -             -      6,000,000
    Repayments to other bank sources                   -             -     (6,000,000)
    Reduction of note receivable by minority
      shareholders in CLAM                             -     5,629,000      6,000,000
    Cash distribution to partners            (18,200,000)  (13,700,000)   (37,000,000)
      Net cash used in financing activities  (28,200,000)  (14,071,000)   (25,200,000)

Effect of exchange rate on cash                 (854,829)    1,010,031       (204,671)
Net decrease in cash and cash equivalents     (7,009,075)   (4,954,394)    (2,108,249)

Cash and cash equivalents at beginning of
  year                                      $ 18,485,764  $ 23,440,158   $ 25,548,407
Cash and cash equivalents at end of year    $ 11,476,689  $ 18,485,764   $ 23,440,158

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                $  5,543,844  $  5,224,193   $  6,980,086
    Foreign taxes                             13,746,175    17,125,660     29,076,627
    Federal taxes                             (1,155,157)    2,345,247      3,525,000

Supplemental schedule of noncash investing and financing activities:
  Contribution of North Sea license
    interests by LL&E Netherlands
    Petroleum Company                       $          -  $          -   $ 11,629,000
  Note receivable-Marathon Petroleum
    Netherlands, Ltd. for purchase of
    newly issued shares of CLAM stock                  -             -      5,629,000
  Long-term receivable for EBN
    reimbursement                               (321,870)    1,327,240      4,614,486
  Accrued liability established for
    repayment to EBN                            (191,527)   (2,334,052)    (5,468,166)


                See Accompanying Notes To Consolidated Financial Statements

                        MARALOU NETHERLANDS PARTNERSHIP

                  Notes to Consolidated Financial Statements

                       December 31, 1993, 1992 and 1991

1.    Organization and summary of significant accounting policies

      Organization and ownership:
      MaraLou Netherlands Partnership (MaraLou), a Texas general partnership, was formed on March 27, 1985 by LL&E (Netherlands), Inc. (LL&E Netherlands) and Marathon Petroleum Netherlands, Ltd. (Marathon Netherlands) for the purpose of owning their interests in CLAM Petroleum Company (CLAM) and for the purpose of purchasing the outstanding shares of CLAM held by Netherlands-Cities Services, Inc. On March 27, 1985 both partners agreed to contribute their respective ten thousand shares of CLAM to MaraLou. These shares were transferred to MaraLou on June 21, 1985. The remaining shares held by Netherlands-Cities Services, Inc. were acquired by MaraLou for $85,381,881 on March 29, 1985. The acquisition has been accounted for using the purchase method of accounting effective January 1, 1985.

      On December 6, 1991 an agreement was concluded whereby LL&E Netherlands Petroleum Company, an affiliated company to LL&E Netherlands - both of which are wholly owned subsidiaries of Louisiana Land and Exploration Company, contributed Netherlands North Sea license interests and other assets valued at $11,629,000 for five hundred newly issued shares of CLAM stock. For financial reporting purposes, the contribution made by LL&E Netherlands Petroleum Company in excess of its calculated minority interest is reflected in Partners' capital as an addition to the LL&E Netherlands capital balance. MaraLou made a cash contribution of $11,629,000 for an additional five hundred newly issued shares of CLAM stock. The contributed cash is to be used to develop the North Sea license interest contributed by LL&E Netherlands Petroleum Company. MaraLou subsequently sold all of its newly issued shares of CLAM stock to Marathon Netherlands, a partner in MaraLou, which purchased the shares with a note valued at $11,629,000, on which $6,000,000 was paid in 1991 and
      $6,000,000, inclusive of interest, was paid in 1992. These newly issued shares of CLAM stock have been pledged as security for MaraLou and CLAM's revolving credit agreement (see Note 6).

      CLAM Petroleum Company, a Delaware Corporation, was formed in October 1975 by LL&E Netherlands, Marathon Netherlands and Netherlands-Cities Service, Inc. (stockholders) for the purpose of owning their interest in certain licenses and agreements covering hydrocarbon operations in The Netherlands and for the purpose of entering into agreements with lending institutions to finance such interest. Effective May 24, 1976 the stockholders assigned their interests and obligations under the licenses and related agreements to CLAM. CLAM has no operations outside the oil and gas industry or in areas other than The Netherlands North Sea.

      The financial statements reflect the consolidation of CLAM Petroleum Company (the Company) with MaraLou for the period from January 1, 1985. The financial statements also reflect the interests and earnings of the minority shareholders, LL&E Netherlands Petroleum Company and Marathon Netherlands. Currently, MaraLou has no interests other than in the operation of CLAM.

      Cash equivalents:
      Cash equivalents of $11,133,745, $18,721,023 and $23,638,318 at December 31, 1993, 1992 and 1991 respectively, consist of Eurodollar and Euroguilder investments. For purposes of the statements of cash flows, MaraLou considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

      Joint venture agreements:
      CLAM, together with unrelated parties, has interests in certain prospecting and production licenses and related operating agreements which provide for the joint conduct of seismic, geological, exploration and development activities on the continental shelf of The Netherlands. The accompanying financial statements include CLAM's share of operations as reported to it by the operator of the joint venture. The amounts reported by the operator of the joint venture are subject to an annual audit by the non-operators. The audit for the year 1992 has been conducted with the non-operators awaiting the operator's initial response to the audit report.

      Petroleum exploration and development costs:
      CLAM follows the successful efforts method of accounting for oil and gas properties. Exploration expenses, including geological and geophysical costs, prospecting costs, carrying costs and exploratory dry hole costs are charged against income as incurred. The acquisition costs of unproved properties are capitalized with appropriate provision for impairment based upon periodic assessments of such properties. All development costs, including development dry hole costs, are capitalized. Capitalized costs are adjusted annually for cash adjustments relating to changes in CLAM's share in gas reserve estimates (see Note 7).

      Depletion, amortization and depreciation:
      Depletion is provided under the unit-of-production method based upon estimates of proved developed reserves. Depreciation is based on estimated useful life. Reserve determinations are management's best estimates and generally are related to economic and operating conditions. Depletion and depreciation rates are adjusted for future estimated salvage values.

      CLAM property, plant and equipment retirements:
      Upon sale or retirement of property, plant and equipment, the cost and related accumulated depletion, amortization and depreciation are eliminated from the accounts and the gain or loss is reflected in income.

      CLAM platform abandonment amortization:
      Platform abandonment amortization is provided under the unit-of-production method based upon estimates of proved-developed reserves. Amortization rates are adjusted for future estimated abandonment costs. Platform abandonment amortization is charged to operating expense.

2.    Related party transactions

      CLAM transactions with related parties consisted of charges for geological, geophysical and administrative services rendered by an affiliate under two service contracts and administrative services rendered by another affilate. Such charges were approximately $2,512,536, $2,530,608 and $2,267,479 for 1993, 1992 and 1991, respectively. Salaries and related social charges included therein amounted to $1,685,046, $1,858,876 and $1,512,633 for 1993, 1992 and 1991,
      respectively.

      MaraLou transactions with related parties consisted of charges for administrative services rendered by an affiliate amounting to $55,800, $58,200 and $57,600 in 1993, 1992 and 1991,
      respectively.

3.    Property, plant and equipment

      Changes in property, plant and equipment for the years ended December 31, 1993, 1992 and 1991 are as follows (in thousands of U.S. dollars):

<CATION>
                                   Balance       Additions      Dry Hole     Balance
                                   12/31/92    (Reductions)      Costs       12/31/93
     Concession                   $   12,231   $       (553)   $        -   $   11,678
     Well and platforms              246,086         16,053             -      262,139
     Incomplete construction          11,985         (8,707)            -        3,278
     Uncompleted wells                17,245          1,720        (1,325)      17,640
     Pipelines                        48,403             36             -       48,439
     Gas processing facilities         3,952          1,422             -        5,374
     Furniture and fixtures            1,113              3             -        1,116

                                  $  341,015   $      9,974    $   (1,325)  $  349,664

     Depletion and amortization   $  169,631   $     14,014    $        -   $  183,645
     Depreciation-furniture and
       fixtures                          945             87             -        1,032

                                  $  170,576    $    14,101    $        -   $  184,677

     Net property, plant
       and equipment              $  170,439                                $  164,987

                                   Balance       Additions      Dry Hole     Balance
                                   12/31/91    (Reductions)      Costs       12/31/92
     Concession                   $   12,231   $          -    $        -   $   12,231
     Wells and platforms             233,339         12,747             -      246,086
     Incomplete construction          15,039         (3,054)            -       11,985
     Uncompleted wells                15,228          4,540        (2,523)      17,245
     Pipelines                        42,847          5,556             -       48,403
     Gas processing facilities         3,751            201             -        3,952
     Furniture and fixtures            1,070             43             -        1,113

                                  $  323,505    $    20,033    $   (2,523)  $  341,015

     Depletion and amortization   $  154,292    $    15,339    $        -   $  169,631
     Depreciation-furniture and
       fixtures                          860             85             -          945

                                  $  155,152    $    15,424    $        -   $  170,576

     Net property, plant
       and equipment              $  168,353                                $  170,439


                                   Balance       Additions      Dry Hole     Balance
                                   12/31/90    (Reductions)      Costs       12/31/91
     Concession                   $      602   $     11,629    $        -   $   12,231
     Wells and platforms             206,443         26,896             -      233,339
     Incomplete construction           8,540          6,499             -       15,039
     Uncompleted wells                29,679        (13,764)         (687)      15,228
     Pipelines                        40,216          2,631             -       42,847
     Gas processing facilities         3,634            117             -        3,751
     Furniture and fixtures              744            326             -        1,070

                                  $  289,858    $    34,334    $     (687)  $  323,505

     Depletion and amortization   $  137,625    $    16,667    $        -   $  154,292
     Depreciation-furniture and
       fixtures                          692            168             -          860

                                  $  138,317    $    16,835    $        -   $  155,152

     Net property, plant
       and equipment              $  151,541                                $  168,353

4.    Federal and foreign income taxes

      MaraLou is a partnership and, therefore, does not pay income taxes. Since CLAM (wholly owned by MaraLou) is a corporation, income taxes included in the accompanying consolidated financial statements have been determined utilizing applicable domestic and foreign tax rates.

      The FASB has issued Statement of Financial Accounting Standard
      (SFAS) No. 109, "Accounting for Income Taxes" which superseded SFAS No. 96. "Accounting for Income Taxes." The adoption of SFAS 109 caused an additional deferred income tax liability of $6,003,589 as of January 1, 1993, which has been recorded as a cumulative effect of change in accounting principle. Prior year consolidated financial statements have not been adjusted and are based on SFAS No. 96.

      SFAS 109 requires a change from the deferred method of accounting for income taxes to the asset and liability method. Under the new method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to those years in which the temporary differences between financial statement carrying amounts and tax bases are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period when the change is enacted.

      Under the deferred method of accounting for income taxes which was applied in 1992 and prior years, deferred income taxes applicable to each year's net temporary differences were provided based on the tax rates in effect during that year and no adjustments were made to the deferred income tax liability amounts for subsequent changes in tax rates.

      Dutch investment incentive premiums (WIR) are credited to foreign income tax in the year in which they are claimed.
      CLAM incurred WIR premium expense of $60,331 and $371,771 in 1993 and 1992, respectively.

      Details of federal and foreign income taxes (in thousands of U.S. dollars) are as follows:

                                                            1993       1992      1991
     Current tax expense:
       Federal                                           $(2,471)   $  1,063   $ 2,189
       Foreign                                            22,615      13,950    26,776
     Deferred tax expense (benefit):
       Federal                                            (2,544)     (2,800)    1,300
       Foreign                                            (5,408)      5,311         -

     Total provision for income taxes                    $12,192    $ 17,524   $30,265

      Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35 and 34 percent for 1993 and 1992, respectively, to income before income taxes of CLAM as a result of the following (in thousands of U.S. dollars):

                                                            1993       1992      1991
     Computed "expected" tax expense                     $  8,094   $ 12,188   $22,392
     Increase (reduction) in income taxes
       resulting from:
         Foreign tax greater than federal
           income tax                                       5,651      2,668     6,176
         Increase in deferred tax valuation
            allowance                                       1,452      2,328     1,300
         Carryback of foreign tax credits                  (3,629)         -         -
         Other                                                624        340       397

     Provision for income taxes                          $ 12,192   $ 17,524   $30,265

      Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1993 and 1992 relate to the following (in thousands of U.S. dollars):

     U.S. - Deferred                                                  1993       1992
     Deferred Tax Assets:
       Foreign tax credit carryover                                 $  3,805   $      -
       Benefit for foreign deferred taxes                              6,199          -
       Abandonment accrual                                             7,151          -
       Valuation allowance                                            (8,860)         -
       Other, net                                                          -        427

         Total deferred tax assets                                  $  8,295   $    427

     Deferred Tax Liabilities:
       Property, plant and equipment differences
         in depreciation and amortization                           $ 20,932   $ 16,622

         Total deferred tax liabilities                             $ 20,932   $ 16,622

     Total U.S. - deferred                                          $ 12,637   $ 16,195

     Foreign State Profit Share - Deferred
     Deferred Tax Assets:
       Abandonment accrual                                          $  4,769   $      -
       Morgan loan currency revaluation                                5,287          -
       Valuation allowance                                            (3,292)         -

         Total deferred tax assets                                  $  6,764   $      -

     Deferred Tax Liabilities:
       Property, plant and equipment differences
         in depreciation and amortization                           $ 12,899   $  5,234

         Total deferred tax liabilities                             $ 12,899   $  5,234

     Total Foreign State Profit Share - deferred                    $  6,135   $  5,234

      The Company's 1993 and 1992 current tax liability was determined on a regular tax basis.

      The amount of unused foreign tax credit carryforward available on an alternative minimum tax (AMT) basis was $23,354,336 at December 31, 1993. The carryforward expires $5,660,000 in 1994, $5,417,000 in 1995, $5,117,000 in 1996, $3,355,000 in
      1997 and $3,805,000 in 1998. The Company did not pay any AMT in 1992 or 1993.

5.    CLAM foreign currency translation adjustment

      As of January 1, 1983 CLAM adopted Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" (SFAS No. 52), under which the functional currency is deemed to be the Dutch guilder. Effective January 1, 1987 CLAM changed its functional currency from the Dutch guilder to the U.S. dollar. The change was precipitated by the significant effect on CLAM's operation of a new dollar-driven gas sales contract which was effective January 1, 1987 and the Tax Reform Act of 1986. In accordance with SFAS No 52 there is no restatement of prior years' financial statements and the translated amounts for nonmonetary assets as of December 31, 1986 have become the accounting basis for those assets in the year of the change.

6.    Debt

      On July 25, 1985 MaraLou and CLAM entered into a revolving credit agreement, which was amended and restated as of June 19, 1992, with a syndicate of major international banks to fund the purchase by MaraLou of CLAM shares previously owned by Netherlands-Cities Service, Inc. and to provide working capital for CLAM. The banks' total commitment as of December 31, 1993 and December 31, 1992 was $110,000,000.
      Interest is paid, at the borrower's option, based on the prime rate, the London Interbank Offered Rate (LIBOR), or an adjusted CD rate. A contractual margin is added to LIBOR and CD based borrowings. The all-in interest rates for CLAM for December 31, 1993 and December 31, 1992 were 3.9375% and 4.125%, respectively. During the revolving credit period, the borrowers are obligated to pay a commitment fee of 1/4% on the unused committed portion of the facility. All of the CLAM common stock held by MaraLou has been pledged as security for the facility. In addition, under certain circumstances MaraLou can exercise an option to purchase the shares held by LL&E Netherlands Petroleum Company and Marathon Petroleum Netherlands, Ltd. for a nominal amount. The option agreement has been assigned to the banks as security for the facility.

      The credit agreement permits CLAM and MaraLou to incur total debt up to an agreed borrowing base which at December 31, 1993 and December 31, 1992 was $145,000,000. The agreement provides that the borrowing base is reduced periodically over the term of the facilty which is currently scheduled to expire on January 1, 2000. The borrowing base and the scheduled reductions may be adjusted based on a redetermination of the net present value of the projections of certain cash flows included in an Engineering Report prepared by petroleum engineers.

      The outstanding balances for MaraLou and CLAM, respectively, were $-0- and $87,800,000, at December 31, 1993 of which $-0-
      was due within one year. The outstanding balances for MaraLou and CLAM, respectively, were $-0- and $97,800,000 at December 31, 1992. At December 31, 1993, the required reductions to the borrowing base in each of the next five years are $-0- in 1994, $-0- in 1995, $-0- in 1996,
      $19,800,000 in 1997, $30,000,000 in 1998 and $38,000,000
      thereafter.

      CLAM has an unsecured combined short-term loan and overdraft facility of Dfl. 80,000,000 ($41,152,263 at year-end exchange rate). On December 31, 1993 and December 31, 1992 the outstanding balances relating to this facility were $-0-. Interest rates are determined at the time borrowings are made.

7.    Annual evaluation of gas reserves

      Under the provisions of the Joint Development Operating Agreement to which CLAM is a party, an annual estimate of gas reserves is to be made and agreed upon by the Area Management Committee. Based upon such estimate, each participant's investment in the area properties, as defined, is to be adjusted so that a participant's investment is in proportion to its interest in the remaining reserves. Adjustments to the investments are made in cash in the year following the date the reserve revision is agreed upon.

      In 1992, the Area Management Committee agreed to freeze each participant's interest through 1994, at the level agreed upon in 1992. A new gas reserve estimate will be agreed upon in 1995.

8.    Reserves of oil and gas (unaudited)

      CLAM's share of proven gas reserves at January 1, 1994 and 1993 are 317,737 MMCF and 343,432 MMCF, respectively.

9.    Major customer

      CLAM has one major customer from which it derives 98% of its sales revenue. CLAM was required under its production license to offer its production first to this customer, which is partially owned by The Netherlands government.

      Unitization and natural gas sales agreements were executed
      July 29, 1987 for the K12 - K15 "B" structure. CLAM is a K15 Block participant, however this property is operated by a K12 Block participant. This gas is also sold to the major customer.

10.   Net profits interest agreement

      CLAM entered into an agreement dated November 1, 1981 which requires CLAM to pay a portion of its net profits ("net profits interest") to an unrelated party in exchange for a 7-1/2% participation interest in certain blocks. The "net profits interest" is equal to one twenty-fourth (1/24) of CLAM's revenues from the contract area, after various deductions, as defined in the agreement.

11.   Issuance of production licenses

      In March 1990, a production license was granted by the Minister of Economics Affairs of the Netherlands covering the L12a and L12b/L15b blocks. As a result, the Dutch Government, through Energie Beheer Nederland (EBN) (a Dutch company wholly-owned by the Dutch Government) exercised its option to participate 40% in the L12a block and 50% in the L12b/L15b block. CLAM was subsequently reimbursed $10,628,572 during 1990, all of which was included in income because there were costs associated with these blocks which had been written-off in prior years. Components of the reimbursement were:

      Exploration well cost (previously
        written off as dry wells)              $ 5,595,076

      Exploration administrative expense         1,818,220

      Interest                                   3,215,276

            Total reimbursement                $10,628,572

      In 1991, it was determined that the portion of the above noted reimbursement allocable to trapping unit L12-FC, within blocks L12b/l15b, would be refunded to EBN as production on this trapping unit is not expected to commence within the 48-month requirement stipulated by the contractual agreement with EBN (the Agreement). The refundable amount, which CLAM expects to repay in 1994, was recorded as a long-term receivable of $3.6 million, interest expense of $1.5 million and an accrued liability of $5.1 million. The Agreement calls for EBN to reimburse the funds to CLAM net of interest upon first production from trapping unit L12-FC, which is expected to occur in 1997.

      In 1992, it was determined that the portion of the above noted reimbursement allocable to trapping units L12-FA and L12-FB, within blocks L12a and L12b/L15b, would be refunded to EBN as production on these trapping units are not expected to commence within the 48-month requirement stipulated by the Agreement. The refundable amount for L12-FA and L12-FB, which CLAM expects to repay in 1994, was recorded as a long-term receivable of $0.5 and $1.6 million, respectively, interest expense $0.2 million and $0.6 million, respectively and an accrued liability of $0.7 million and $2.2 million respectively. The Agreement calls for EBN to reimburse the respective funds to CLAM net of interest upon first production from trapping units L12-FA and L12-FB, which is expected to occur in 2000 and 1998, respectively.

12.   Disclosures about fair value of financial instruments

      Cash and Cash Equivalents, Receivables, Due from Operator of Joint Venture, Due to Affiliated Company, Accounts Payable, and Due to Operator of Joint Venture

      - The carrying amount approximates fair value because of the short maturity of these instruments.

      Long-Term Receivable

      - The estimated fair value of the Company's long-term receivable is as follows (in thousands of U.S. Dollars):

                                              At December 31, 1992
                                             Carrying     Estimated
                                              Amount      Fair Value
                Long-term receivable          $5,620       $3,681

            The fair value of the long-term receivable was based on discounted cash flows.


      Long-Term Debt Due to Banks

      - The carrying amount approximates fair value because of the variable rate of interest associated with this debt.

                         Independent Auditors' Report




The Board of Directors and Stockholders
The Louisiana Land and Exploration Company:


Under date of February 9, 1994, we reported on the consolidated balance sheets of The Louisiana Land and Exploration Company and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the Annual Report to Shareholders for 1993. As discussed in Notes 11 and 12 to the consolidated financial statements, the Company adopted the methods of accounting for income taxes and postretirement benefits other than pensions prescribed by Statements of Financial Accounting Standards Nos. 109 and 106, respectively. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedules V, VI and X. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ KPMG Peat Marwick

KPMG Peat Marwick


New Orleans, Louisiana
February 9, 1994

                                                           Item 14(a)(2)
                                                             SCHEDULE V

                        THE LOUISIANA LAND AND EXPLORATION COMPANY
                                     AND SUBSIDIARIES

                               Property, Plant and Equipment

                       Years Ended December 31, 1993, 1992 and 1991

                                   (Millions of dollars)
                            Balance at                                        Balance
                             beginning   Additions  Retire-  Other changes*   at end
Classification               of period   at cost     ments   Add    Deduct   of period
_______________________________________________________________________________________
Year ended December 31, 1993:
Petroleum properties:
  Proved                      $1,988.2       108.1    116.4  551.4       -     2,531.3
  Unproved                        78.1        52.3     21.3   56.6    38.2       127.5
  Refining and marketing         205.0        18.4        -     .1     4.8       218.7
_______________________________________________________________________________________
                               2,271.3       178.8    137.7  608.1    43.0     2,877.5
Other properties                  59.3         3.5       .1    6.7      .4        69.0
_______________________________________________________________________________________
                              $2,330.6       182.3    137.8  614.8    43.4     2,946.5
_______________________________________________________________________________________


Year ended December 31, 1992:
Petroleum properties:
  Proved                       1,957.0       110.6    140.1   60.7       -     1,988.2
  Unproved                       111.5        47.2     32.0      -    48.6        78.1
  Refining and marketing         174.6        27.6       .2    3.0       -       205.0
_______________________________________________________________________________________
                               2,243.1       185.4    172.3   63.7    48.6     2,271.3
Other properties                  56.3         4.4       .5      -      .9        59.3
_______________________________________________________________________________________
                              $2,299.4       189.8    172.8   63.7    49.5     2,330.6
_______________________________________________________________________________________


Year ended December 31, 1991:
Petroleum properties:
  Proved                       1,832.1        94.6      2.7   33.0       -     1,957.0
  Unproved                       130.0        74.3     59.8      -    33.0       111.5
  Refining and marketing         158.6        15.5      (.5)     -       -       174.6
_______________________________________________________________________________________
                               2,120.7       184.4     62.0   33.0    33.0     2,243.1
Other properties                  52.0         4.8       .5      -       -        56.3
_______________________________________________________________________________________
                              $2,172.7       189.2     62.5   33.0    33.0     2,299.4
_______________________________________________________________________________________


* Principally transfers between accounts except for:

  "Other changes - Add" in the year ended December 31, 1993 which includes the acquisitions of oil and gas properties (see Note 2 of "Notes to Consolidated Financial Statements")
  as follows:  Proved - $508.2; Unproved - $56.6.

  "Other changes - Add" in the year ended December 31, 1992 which includes $14.2 million of deferred Federal income taxes attributed to the cost of certain acquired proved properties as a result of differences between their assigned values and their Federal income tax bases.

                                                           Item 14(a)(2)
                                                            SCHEDULE VI
                       THE LOUISIANA LAND AND EXPLORATION COMPANY
                                    AND SUBSIDIARIES

                  Accumulated Depletion, Depreciation and Amortization

                      Years Ended December 31, 1993, 1992 and 1991

                                  (Millions of dollars)
                                                      Net
                                         Additions retire-
                            Balance at    charged   ments                     Balance
                             beginning      to     (impair- Other changes*    at end
Classification               of period    expense   ment)   Add     Deduct   of period
_______________________________________________________________________________________
Year ended December 31, 1993:
Petroleum properties:
  Proved                      $1,204.7     113.5    97.5        -       -      1,220.7
  Unproved                        12.0         -     1.0        -       -         11.0
  Refining and marketing         107.1       6.5       -        -       -        113.6
_______________________________________________________________________________________
                               1,323.8     120.0    98.5        -       -      1,345.3
Other properties                  32.6       6.4    (1.2)       -       -         40.2
_______________________________________________________________________________________
                              $1,356.4     126.4    97.3        -       -      1,385.5
_______________________________________________________________________________________
Provisions for dismantle-
  ment                        $   29.3       3.4       -      4.3     1.3         35.7
_______________________________________________________________________________________


Year ended December 31, 1992:
Petroleum properties:
  Proved                      $1,165.0      94.8    55.0      1.8     1.9      1,204.7
  Unproved                        16.0         -     2.4        -     1.6         12.0
  Refining and marketing         101.0       4.9       -      1.2       -        107.1
_______________________________________________________________________________________
                               1,282.0      99.7    57.4      3.0     3.5      1,323.8
Other properties                  27.5       4.9      .3       .7      .2         32.6
_______________________________________________________________________________________
                              $1,309.5     104.6    57.7      3.7     3.7      1,356.4
_______________________________________________________________________________________
Provisions for dismantle-
  ment                        $   27.4       1.9       -        -       -         29.3
_______________________________________________________________________________________


Year ended December 31, 1991:
Petroleum properties:
  Proved                       1,066.9     105.1     8.3      1.3       -      1,165.0
  Unproved                        21.2         -     3.9        -     1.3         16.0
  Refining and marketing          94.7       5.8     (.5)       -       -        101.0
_______________________________________________________________________________________
                               1,182.8     110.9    11.7      1.3     1.3      1,282.0
Other properties                  22.6       3.9    (1.0)       -       -         27.5
_______________________________________________________________________________________
                              $1,205.4     114.8    10.7      1.3     1.3      1,309.5
_______________________________________________________________________________________
Provisions for dismantle-
  ment                        $   25.9       1.5       -        -       -         27.4
_______________________________________________________________________________________

* Principally transfers between accounts, except in the year ended December 31, 1993 where
  "Other changes - Add/Deduct" in Provisions for Dismantlement represent provisions related to property acquisitions and dispositions.
/TABLE

                                                           Item 14(a)(2)
                                                             SCHEDULE X

                       THE LOUISIANA LAND AND EXPLORATION COMPANY
                                    AND SUBSIDIARIES

                      Supplementary Earnings Statement Information

                      Years Ended December 31, 1993, 1992 and 1991

                                  (Millions of dollars)

                                                           1993       1992        1991
_______________________________________________________________________________________
Maintenance and repairs                                  $ 19.9       19.3        24.3
_______________________________________________________________________________________

Taxes, other than income taxes:
  Oil and gas severance and excise                         16.9       16.4        16.6
  Property                                                  3.2        3.4         3.5
  Payroll                                                   3.0        2.8         2.7
  Franchise                                                 1.7        1.8         1.7
_______________________________________________________________________________________
                                                         $ 24.8       24.4        24.5
_______________________________________________________________________________________

                  THE LOUISIANA LAND AND EXPLORATION COMPANY
                               AND SUBSIDIARIES

                               Index to Exhibits
                                (Item 14(a)(3))


The following Exhibits have been filed with the Securities and Exchange Commission:

Exhibit 2.1 Stock Purchase Agreement, dated as of July 18, 1993, between NERCO, Inc. and The Louisiana Land and Exploration Company (excluding the schedules thereto, which will be made available to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated September 2, 1993, as amended, Commission File No. 1-959.).

Exhibit 2.2 Sale and Purchase Agreement, dated as of August 19, 1993, between British Gas Exploration and Production Limited and LL&E (U.K.) Inc. (excluding the schedules thereto, which will be made available to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit
                  2.2 to the Registrant's Current Report on Form 8-K dated September 2, 1993, as amended, Commission File No. 1-959.).

Exhibit 2.3       Amendment, dated October 12, 1993, to Sale and
                  Purchase Agreement in Exhibit 2.2 herein.

Exhibit 3(a) Certificate of Incorporation (Incorporated by reference to Exhibit 1-3(a) to the Registrant's Registration Statement No. 2-45541 on Form S-1); Articles Supplementary pursuant to Section 3-603(d)(4) of the Maryland General Corporation Law (Incorporated by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1983 - Commission File No. 1-959); Articles of Amendment of Charter dated May 30, 1985 (Incorporated by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1985 - Commission File No. 1-959.); Articles of Amendment of Charter dated May 12, 1988 (Incorporated by reference to Exhibit 3(c) to the Registrant's Form 8 dated April 24, 1989 - Commission File No. 1-959.).

Exhibit 3(b) By-Laws (Incorporated by reference to Exhibit (1) to the Registrant's Current Report on Form 8-K dated October 1, 1989 - Commission File No. 1-
                  959.).

                                                       (continued)

                  THE LOUISIANA LAND AND EXPLORATION COMPANY
                               AND SUBSIDIARIES

                         Index to Exhibits (continued)
                                (Item 14(a)(3))


Exhibit 4(a) Rights Agreement dated as of May 25, 1986 among the Registrant and The Bank of New York (as Rights Agent) - (Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated May 25, 1986 - Commission File No. 1-959.).

Exhibit 4(b) Indenture dated as of June 15, 1992 among the Registrant and Texas Commerce Bank National Association (as Trustee) (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement No. 33-50991 on Form S-3, as amended.).

Exhibit 10(a)     Form of Termination Agreement with Senior
                  Management Personnel (Incorporated by reference to Exhibit 10(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1982 - Commission File No. 1-959.).

Exhibit 10(b) The Louisiana Land and Exploration Company 1982 Stock Option Plan as adopted (Incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement dated March 26, 1982) and the amendment thereto dated December 8, 1982 (Incorporated by reference to Exhibit 10(c) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1982 - Commission File No. 1-959.).

Exhibit 10(c)     The Louisiana Land and Exploration Company 1988
                  Long-Term Stock Incentive Plan as amended
                  (Incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement dated March 22, 1993).

Exhibit 10(d)     Deferred Compensation Plan for Directors
                  (Incorporated by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1982 - Commission File No. 1-959.).

Exhibit 10(e)     Pension Agreement, dated November 10, 1988
                  (Incorporated by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 - Commission File
                  No. 1-959.).


                                                       (continued)

                  THE LOUISIANA LAND AND EXPLORATION COMPANY
                               AND SUBSIDIARIES

                         Index to Exhibits (continued)
                                (Item 14(a)(3))


Exhibit 10(f) The Louisiana Land and Exploration Company 1990 Stock Option Plan for Non-Employee Directors as adopted (Incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement dated March 26, 1990).

Exhibit 10(g) Form of The Louisiana Land and Exploration Company Deferred Compensation Arrangement for Selected Key Employees (Incorporated by reference to Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 - Commission File No. 1-959.).

Exhibit 10(h) Retirement Plan for Directors of The Louisiana Land and Exploration Company dated March 1, 1987 (Incorporated by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 - Commission File No. 1-959.).

Exhibit 10(i)     The LL&E Special Termination Benefit Plan
                  (Incorporated by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 - Commission File No. 1-959.).

Exhibit 10(j) The LL&E Supplemental Excess Plan (Incorporated by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 - Commission File No. 1-959.).

Exhibit 10(k)     Form of Compensatory Benefits Agreement
                  (Incorporated by reference to Exhibit 10(l) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 - Commission File No. 1-959.).

Exhibit 10(l) Amended and Restated Revolving Credit and Term Loan Agreement dated as of September 22, 1993 among the Registrant, the Banks listed therein, Morgan Guaranty Trust Company of New York, as Agent, and Texas Commerce Bank National Association and NationsBank of Texas, N.A., as Co-Agents (Incorporated by reference to Exhibit 10 to the Registrant's Registration Statement No. 33-50161 on Form S-3, as amended.).

                                                       (continued)

                  THE LOUISIANA LAND AND EXPLORATION COMPANY
                               AND SUBSIDIARIES

                         Index to Exhibits (continued)
                                (Item 14(a)(3))


Exhibit 11        Computation of Primary and Fully Diluted Earnings
                  (Loss) Per Share - Years Ended December 31, 1993,
                  1992 and 1991.

Exhibit 13        Annual Report to Shareholders for 1993.

Exhibit 21        Subsidiaries of the Registrant.

Exhibit 23        Consent of Experts.

Exhibit 24        Powers of Attorney.

Certain debt instruments have not been filed. The Company agrees to furnish a copy of such agreement(s) to the Commission upon request.


                              Reports on Form 8-K
                        Quarter Ended December 31, 1993
                                 (Item 14(b))

A Current Report on Form 8-K was filed on September 2, 1993, Items 5 and 7 of which were amended on Form 8-K/A filed on October 7, 1993. A Current Report on Form 8-K dated October 29, 1993 was filed containing the press release relating to the unaudited financial results for the Registrant's fiscal quarter ended September 30, 1993.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE LOUISIANA LAND AND EXPLORATION
                                    COMPANY
                                      (Registrant)


Date:  February 18, 1994        By   /s/ Frederick J. Plaeger, II
                                    __________________________________
                                    Frederick J. Plaeger, II
                                    General Counsel and Corporate
                                    Secretary


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  February 18, 1994         *H. Leighton Steward
                                 _____________________________________
                                 H. Leighton Steward
                                 Director, Chairman of the Board,
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


Date:  February 18, 1994         *Leland C. Adams
                                 _____________________________________
                                 Leland C. Adams
                                 Director


Date:  February 18, 1994         *Richard A. Bachmann
                                 _____________________________________
                                 Richard A. Bachmann
                                 Director, Executive Vice President,
                                 Finance and Administration
                                 (Principal Financial Officer)


Date:  February 18, 1994         *John F. Greene
                                 _____________________________________
                                 John F. Greene
                                 Director, Executive Vice President,
                                 Exploration and Production


Date:  February 18, 1994         *Eamon M. Kelly
                                 _____________________________________
                                 Eamon M. Kelly
                                 Director

Date:  February 18, 1994         *Victor A. Rice
                                 _____________________________________
                                 Victor A. Rice
                                 Director

Date:  February 18, 1994         *Orin R. Smith
                                 _____________________________________
                                 Orin R. Smith
                                 Director


Date:  February 18, 1994         *Arthur R. Taylor
                                 _____________________________________
                                 Arthur R. Taylor
                                 Director


Date:  February 18, 1994         *W. R. Timken, Jr.
                                 _____________________________________
                                 W. R. Timken, Jr.
                                 Director


Date:  February 18, 1994         *Carlisle A.H. Trost
                                 _____________________________________
                                 Carlisle A.H. Trost
                                 Director


Date:  February 18, 1994         *E. L. Williamson
                                 _____________________________________
                                 E. L. Williamson
                                 Director


Date:  February 18, 1994         *Jerry D. Carlisle
                                 _____________________________________
                                 Jerry D. Carlisle
                                 Vice President and Controller
                                 (Principal Accounting Officer)




*/s/ Frederick J. Plaeger, II
_________________________________________
Frederick J. Plaeger, II
General Counsel and Corporate Secretary
(As attorney-in-fact for each of the
persons indicated)

________________________________________________________________
________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                          __________________________


                                   FORM 10-K


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993


                          __________________________






                  THE LOUISIANA LAND AND EXPLORATION COMPANY
            (Exact name of registrant as specified in its charter)











                                   EXHIBITS














________________________________________________________________
________________________________________________________________

                  THE LOUISIANA LAND AND EXPLORATION COMPANY
                               AND SUBSIDIARIES

                               Index to Exhibits
                                (Item 14(a)(3))


The following Exhibits have been filed with the Securities and Exchange Commission:

Exhibit 2.1 Stock Purchase Agreement, dated as of July 18, 1993, between NERCO, Inc. and The Louisiana Land and Exploration Company (excluding the schedules thereto, which will be made available to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated September 2, 1993, as amended, Commission File No. 1-959.).

Exhibit 2.2 Sale and Purchase Agreement, dated as of August 19, 1993, between British Gas Exploration and Production Limited and LL&E (U.K.) Inc. (excluding the schedules thereto, which will be made available to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit
                  2.2 to the Registrant's Current Report on Form 8-K dated September 2, 1993, as amended, Commission File No. 1-959.).

Exhibit 2.3       Amendment, dated October 12, 1993, to Sale and
                  Purchase Agreement in Exhibit 2.2 herein.

Exhibit 3(a) Certificate of Incorporation (Incorporated by reference to Exhibit 1-3(a) to the Registrant's Registration Statement No. 2-45541 on Form S-1); Articles Supplementary pursuant to Section 3-603(d)(4) of the Maryland General Corporation Law (Incorporated by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1983 - Commission File No. 1-959); Articles of Amendment of Charter dated May 30, 1985 (Incorporated by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1985 - Commission File No. 1-959.); Articles of Amendment of Charter dated May 12, 1988 (Incorporated by reference to Exhibit 3(c) to the Registrant's Form 8 dated April 24, 1989 - Commission File No. 1-959.).

Exhibit 3(b) By-Laws (Incorporated by reference to Exhibit (1) to the Registrant's Current Report on Form 8-K dated October 1, 1989 - Commission File No. 1-
                  959.).


                                                       (continued)

                  THE LOUISIANA LAND AND EXPLORATION COMPANY
                               AND SUBSIDIARIES

                         Index to Exhibits (continued)
                                (Item 14(a)(3))


Exhibit 4(a) Rights Agreement dated as of May 25, 1986 among the Registrant and The Bank of New York (as Rights Agent) - (Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated May 25, 1986 - Commission File No. 1-959.).

Exhibit 4(b) Indenture dated as of June 15, 1992 among the Registrant and Texas Commerce Bank National Association (as Trustee) (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement No. 33-50991 on Form S-3, as amended.).

Exhibit 10(a)     Form of Termination Agreement with Senior
                  Management Personnel (Incorporated by reference to Exhibit 10(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1982 - Commission File No. 1-959.).

Exhibit 10(b) The Louisiana Land and Exploration Company 1982 Stock Option Plan as adopted (Incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement dated March 26, 1982) and the amendment thereto dated December 8, 1982 (Incorporated by reference to Exhibit 10(c) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1982 - Commission File No. 1-959.).

Exhibit 10(c)     The Louisiana Land and Exploration Company 1988
                  Long-Term Stock Incentive Plan as amended
                  (Incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement dated March 22, 1993).

Exhibit 10(d)     Deferred Compensation Plan for Directors
                  (Incorporated by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1982 - Commission File No. 1-959.).

Exhibit 10(e)     Pension Agreement, dated November 10, 1988
                  (Incorporated by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 - Commission File
                  No. 1-959.).


                                                       (continued)

                  THE LOUISIANA LAND AND EXPLORATION COMPANY
                               AND SUBSIDIARIES

                         Index to Exhibits (continued)
                                (Item 14(a)(3))


Exhibit 10(f) The Louisiana Land and Exploration Company 1990 Stock Option Plan for Non-Employee Directors as adopted (Incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement dated March 26, 1990).

Exhibit 10(g) Form of The Louisiana Land and Exploration Company Deferred Compensation Arrangement for Selected Key Employees (Incorporated by reference to Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 - Commission File No. 1-959.).

Exhibit 10(h) Retirement Plan for Directors of The Louisiana Land and Exploration Company dated March 1, 1987 (Incorporated by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 - Commission File No. 1-959.).

Exhibit 10(i)     The LL&E Special Termination Benefit Plan
                  (Incorporated by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 - Commission File No. 1-959.).

Exhibit 10(j) The LL&E Supplemental Excess Plan (Incorporated by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 - Commission File No. 1-959.).

Exhibit 10(k)     Form of Compensatory Benefits Agreement
                  (Incorporated by reference to Exhibit 10(l) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 - Commission File No. 1-959.).

Exhibit 10(l) Amended and Restated Revolving Credit and Term Loan Agreement dated as of September 22, 1993 among the Registrant, the Banks listed therein, Morgan Guaranty Trust Company of New York, as Agent, and Texas Commerce Bank National Association and NationsBank of Texas, N.A., as Co-Agents (Incorporated by reference to Exhibit 10 to the Registrant's Registration Statement No. 33-50161 on Form S-3, as amended.).


                                                       (continued)

                  THE LOUISIANA LAND AND EXPLORATION COMPANY
                               AND SUBSIDIARIES

                         Index to Exhibits (continued)
                                (Item 14(a)(3))


Exhibit 11        Computation of Primary and Fully Diluted Earnings
                  (Loss) Per Share - Years Ended December 31, 1993,
                  1992 and 1991.

Exhibit 13        Annual Report to Shareholders for 1993.

Exhibit 21        Subsidiaries of the Registrant.

Exhibit 23        Consent of Experts.

Exhibit 24        Powers of Attorney.

Certain debt instruments have not been filed. The Company agrees to furnish a copy of such agreement(s) to the Commission upon request.

                                  EXHIBIT 2.3

                                                       Exhibit 2.3

                   AMENDMENT TO SALE AND PURCHASE AGREEMENT


THIS AGREEMENT is made on the 12th day of October, 1993 BETWEEN:-

(1) BRITISH GAS EXPLORATION AND PRODUCTION LIMITED (registered in England under number 902239) whose registered office is at Rivermill House, 152 Grosvenor Road, London SW1V 3JL (the
      "Seller");

(2) LL&E (U.K.) INC. whose principal place of business is at LL&E House, 40A Dover Street, London W1X 3RB ("LL&E"); and

(3) MURPHY PETROLEUM LIMITED (registered in England under number 811102) whose registered office is at Winston House, Dollis
      Park, Finchley, London N3 1HZ ("Murphy").

WHEREAS:

(A) By a sale and purchase agreement dated 12th August, 1993 between the Seller and LL&E (the "SPA"), the Seller agreed to sell to LL&E, subject to certain conditions contained in the SPA, certain Assets (as defined in the SPA) referable to a fourteen percent interest under the Operating Agreement (as defined in the SPA).

(B) LL&E and Murphy have requested the Seller to suspend the SPA for the time being to enable the Seller to sell to Murphy that portion of the Assets referable to a two point seven four percent. (2.74%) interest under the Operating Agreement (the "Murphy interest") and to LL&E that portion of the Assets referable to an eleven point two six percent. (11.26%) interest under the Operating Agreement (the "LL&E interest") and the Seller has agreed, subject to and on the terms and conditions of this Agreement, so to suspend the SPA.

(C) It is the intention of the parties that the Seller be in no worse position as a result of entering into this Agreement than if it had proceeded with the SPA in the form entered into by it with LL&E on 12th August, 1993.

(D)   All relevant pre-emption rights pursuant to the Operating
      Agreement in respect of the transactions contemplated in this Agreement have been waived.

IN CONSIDERATION of the mutual promises and undertakings herein contained on the part of the parties hereto IT IS AGREED as follows:

1.    Definitions

      In this Agreement terms and expressions defined in either the LL&E Agreement or the Murphy Agreement, as appropriate, shall, unless the context otherwise requires, bear the same meanings herein.

2.    Undertaking

2.1 LL&E and Murphy acknowledge and are aware that the Seller, in entering into this Agreement, is relying on the following undertaking.

      LL&E and Murphy hereby undertake for themselves or either of them that as a result of the Seller entering into this Agreement they will put the Seller fully and effectively into a position which is no worse than it would have been in had it proceeded with the SPA with LL&E, such undertaking to include without limitation payment of all costs (including legal costs), charges and expenses whatsoever which are necessarily suffered or incurred by the Seller in relation to the enforcement of this Agreement, the LL&E Agreement or the Murphy Agreement (each as defined below) or any related or subsequent agreement (including those referred to as Further Documentation in the LL&E Agreement and the Murphy Agreement). The Seller shall not be entitled to make a claim under this undertaking unless it has first served on LL&E and Murphy written notice of the matter complained of within 30 days of becoming aware of the same (giving such outline details as shall then be reasonably practicable).

2.2 The undertaking contained in clause 2.1 above shall expire twenty four (24) months after the later of the Completion Dates (as revised pursuant to this Agreement, if appropriate) save in respect of claims made prior to such expiry date, such claims to be pursued with reasonable expedition.

2.3 Murphy shall not be obligated under the undertaking contained in clause 2.1 above for the failure of LL&E to complete the sale and purchase under the LL&E Agreement, save and to the extent that such failure is caused or contributed to by a breach by Murphy of its obligations under clause 6.4 below.

2.4 LL&E shall not be obligated under the undertaking contained in clause 2.1 above for the failure of Murphy to complete the sale and purchase under the Murphy Agreement, save and to the extent that such failure is caused or contributed to by a breach by LL&E of its obligations under clause 6.4 below.

3.    SPA

3.1 The SPA shall not be terminated by the execution of this Agreement but shall be suspended and it shall remain suspended until either (a) the Seller is to enforce its rights under the SPA in accordance with clause 6.2.1, 6.2.2 or 6.3.1 below (whereupon it shall come into full force and effect again) or
      (b) Completion (except a Completion which is deemed not to have occurred pursuant to the provisions of clause 6 below) occurs of either the LL&E Agreement or the Murphy Agreement (whereupon the SPA shall terminate automatically). Neither the Seller nor LL&E shall have any obligations to each other or to any other person under the SPA while it so suspended.

3.2 During such period as the SPA is not in full force and effect (being when it is either suspended or terminated the provisions of Parts 1 and 2 of the Schedule hereto shall apply as agreements in place of the SPA as provided in clauses 4 and 5 below.

4.    LL&E Agreement

      In respect of the sale to LL&E there shall be in effect an agreement on the terms as set out in Part 1 of the Schedule hereto, and the provisions applying to that Schedule shall be called the "LL&E Agreement".

5.    Murphy Agreement

      In respect of the sale to Murphy there shall be in effect an agreement on the terms as set out in Part 2 of the Schedule hereto, and the provisions applying to that Schedule shall be called the "Murphy Agreement".

6.    Completion

6.1 Completion of each of the LL&E Agreement and the Murphy Agreement (each and "Agreement" and together the "Agreement") will take place simultaneously and, notwithstanding anything in each of the Agreements, Completion of each Agreement shall, except as provided below, be dependent upon Completion of the other save only for the provisions of this clause.

      Upon each of the LL&E Agreement and the Murphy Agreement being completed in all respects subject only to the inter-dependence provision in this clause, this clause shall automatically fall away and Completion of each of the Agreements shall be deemed to have occurred.

      If, but for the provisions of this clause, and except as provided below, one of the Agreements would have been completed but not the other, the first such Agreement shall be deemed not to have been completed, all documents which may have been executed as a part of such Completion shall be null and void and any amounts transferred to the Seller shall be returned immediately without interest.

6.2   The exceptions referred to in clause 6.1 above are:

      6.2.1 If LL&E has not for whatsoever reason completed the sale and purchase under the LL&E Agreement (ignoring, for this purpose, the inter-dependence provision in clause 6.1 above) but, save for such provision, Murphy would have completed the Murphy Agreement, any amounts transferred to the Seller shall be returned immediately without interest and the Seller shall have the option exercisable within 7 days following the date when Murphy would have completed the Murphy Agreement (ignoring for this purpose the inter-dependence provision in clause
                  6.1 above) by notice in writing to the parties hereto either: (a) to declare that the inter-dependence provision in clause 6.1 above is waived and that the sale and purchase under the Murphy Agreement is to be completed, or (b) to declare that the inter-dependence provision in clause 6.1 above is not waived. If the Seller does not give a notice within 7 days exercising either option (a) or (b) above, it shall at the expiry of such 7 day period be deemed to have exercised option (b).

                  If the Seller exercises option (a) above, the Murphy Agreement shall be completed (the "revised Completion Date"), as soon as the relevant Further Documentation is available and shall contain such amendments as are reasonably necessary to reflect that Completion of only one Agreement is taking place, and on the revised Completion Date Murphy shall transfer to the Seller all amounts due under the Murphy Agreement (save that the Completion Date for the purposes of clause 3.2.3 of the Murphy Agreement shall be the actual date of Completion), the Seller shall be entitled to enforce its rights against LL&E under the LL&E Agreement and the SPA shall terminate. If the Seller exercises or is deemed to have exercised option (b) above, this Agreement shall be deemed to have rescinded and the Seller shall be entitled to enforce its rights against LL&E under the SPA. For the avoidance of doubt, LL&E and Murphy shall upon such deemed rescission be released from the undertaking given by them under clause 2.1 above.

      6.2.2 If Murphy has not for whatsoever reason completed the sale and purchase under the Murphy Agreement (ignoring, for this purpose, the inter-dependence provision in clause 6.1 above) but, save for such provision, LL&E would have completed the sale and purchase under the LL&E Agreement, any amounts transferred to the Seller shall be returned immediately without interest and the Seller shall have the option exercisable within 7 days following the date when LL&E would have completed the LL&E Agreement (ignoring for this purpose the inter-dependence provision in clause 6.1 above) by notice in writing to the parties hereto either: (a) to declare that the inter-dependence provision in clause 6.1 above is waived and that the sale and purchase under the LL&E Agreement is to be completed, or (b) to declare that the inter-dependence provision in clause 6.1 above is not waived. If the Seller does not give a notice within 7 days exercising either option (a) or (b) above, it shall at the expiry of such 7 day period be deemed to have exercised option (b).

                  If the Seller exercises option (a) above, the LL&E Agreement shall be completed (the "revised Completion Date"), as soon as the relevant Further Documentation is available and shall contain such amendments as are reasonably necessary to reflect that Completion of only one Agreement is taking place, and on the revised Completion Date LL&E shall transfer to the Seller all amounts due under the LL&E Agreement (save that the Completion Date for the purposes of clause 3.2.3 of the LL&E Agreement shall be the actual date of Completion), the Seller shall be entitled to enforce its rights against Murphy under the Murphy Agreement and the SPA shall terminate. If the Seller exercises or is deemed to have exercised option (b) above, this

                  Agreement shall be deemed to have been rescinded and the Seller shall be entitled to enforce its rights against LL&E under the SPA. For the avoidance of doubt, LL&E and Murphy shall upon such deemed rescission be released from the undertaking given by them under clause 2.1 above.

6.3 If Completion has not taken place under either the Murphy Agreement or the LL&E Agreement by 1st December 1993 (or such later date as the parties may agree in writing) the Seller shall have the option exercisable by written notice to the parties hereto or either:

      6.3.1 rescinding this Agreement and enforcing the Seller's rights against LL&E under the SPA and for the avoidance of doubt LL&E and Murphy shall thereupon be released from the undertaking given by them under clause 3.1 above; or

      6.3.2 enforcing its rights against LL&E under the LL&E Agreement and against Murphy under the Murphy
                  Agreement.

6.4 Each of the parties shall use reasonable endeavors with all due despatch to procure the satisfaction of the conditions necessary for Completion to be achieved including the obtaining of any amended version of the Further Documents.

7.    Notices

7.1 Any notice or other document to be served under or in connection with this Agreement may be delivered or sent by first class recorded delivery post or telex or facsimile process to the party to be served at his address, to his telex or facsimile number appearing below or at such other address or to such other number as he may have notified to the other parties in accordance with this clause.

      British Gas Exploration       Address:   100 Thames Valley Park
                                                Drive
      and Production Limited                   Reading
                                               Barks RG6 1PT
                                    Fax No:    0434 292100
                                    Telex:     846231
                                    Attention: Dr. Y. O. Barton

      LL&E (U.K.) Inc.              Address:   LL&E House
                                               48A Dover Street
                                               London W1X 3RB
                                    Fax No:    071 499 0677
                                    Telex:     267436
                                    Attention: Dr. J. A. Williams

      Murphy Petroleum Limited      Address:   Winston House
                                               Dollis Park
                                               London N3 1HZ
                                    Fax No:    081 349 4443
                                    Telex:     21970
                                    Attention: Managing Director

7.2   Any notice or document shall be deemed to have been served:

      7.2.1       if delivered, at the time of delivery; or

      7.2.2 if posted, at 10:00 a.m. on the second business day after it was put into the post; or

      7.2.3 if sent by telex or facsimile process, at the expiration of two hours after the time of despatch, if despatched before 3:00 p.m. on any business day, and in any other case at 10:00 a.m. on the business day following the date of despatch.

7.3 In proving service of a notice or document it shall be sufficient to prove that delivery was made or that the envelope containing the notice or document was properly addressed and posted as a prepaid first class recorded delivery letter or that the telex or facsimile message was properly addressed and despatched as the case may be.

7.4 For the purposes of this paragraph, a business day is a day other than a Saturday or statutory holiday on which banks are or, as the context may require, were generally open for business in England and New York.

8.    Counterpart Execution

      This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same agreement and any party may enter into this agreement by executing a counterpart.

9.    Supremacy

      if any conflict or inconsistency arises between provisions in the body of this Agreement and those contained in Parts 1 and 2 of the Schedule hereto or the SPA, then the provisions in the body of this Agreement shall prevail.

10.   Proper Law

      This Agreement shall be governed by and construed in accordance with English law. The parties hereto submit to the exclusive jurisdiction of the English courts.

IN WITNESS whereof the parties hereto have executed this Agreement the day and year first above written.


Signed by J. G. REID    )
for and on behalf of    )
BRITISH GAS EXPLORATION )           J. G. REID
AND PRODUCTION LIMITED  )



Signed by B. WRATHMELL  )
for and on behalf of    )
LL&E (U.K.) INC.        )           B. WRATHMELL



Signed by I. IQBAL      )
for and on behalf of    )
MURPHY PETROLEUM LIMITED)           I. IQBAL

                                  EXHIBIT 11

                                                                           Exhibit 11

                        THE LOUISIANA LAND AND EXPLORATION COMPANY

                         Computation of Primary and Fully Diluted
                                 Earnings (Loss) Per Share

                       Years Ended December 31, 1993, 1992 and 1991

                                                               (Millions, except per
                                                                    share data)
                                                             1993       1992      1991
_______________________________________________________________________________________
PRIMARY EARNINGS (LOSS) PER SHARE:
Earnings (loss) before extraordinary item and cumulative
  effect of changes in accounting principles               $ 12.7       (1.2)     20.9
Loss on early retirement of debt                             (3.3)      (5.6)        -
Changes in accounting principles                               .2          -         -
_______________________________________________________________________________________
Net earnings (loss)                                        $  9.6       (6.8)     20.9
_______________________________________________________________________________________

Weighted average shares outstanding                          29.4       28.3      28.2
Incremental shares attributable to outstanding
  stock options                                                .1          -        .1
_______________________________________________________________________________________
Weighted average shares, as adjusted                         29.5       28.3      28.3
_______________________________________________________________________________________

Primary earnings (loss) per share before extraordinary
  item and cumulative effect of changes in accounting
  principles                                               $ 0.43      (0.04)     0.74
Loss on early retirement of debt                            (0.11)     (0.20)        -
Changes in accounting principle                              0.01          -         -
_______________________________________________________________________________________
PRIMARY EARNINGS (LOSS) PER SHARE                          $ 0.33      (0.24)     0.74
_______________________________________________________________________________________
_______________________________________________________________________________________
FULLY DILUTED EARNINGS (LOSS) PER SHARE:
Earnings (loss) before extraordinary item                     N/A     $ (1.2)     20.9
Add back interest expense applicable to convertible
  subordinated debentures, net of income taxes                           1.8       1.4
_______________________________________________________________________________________
                                                                          .6      22.3
Loss on early retirement of debt                                        (5.6)        -
_______________________________________________________________________________________
Net earnings (loss) , as adjusted                             N/A     $ (5.0)     22.3
_______________________________________________________________________________________

Weighted average shares outstanding                                     28.3      28.2
Incremental shares attributable to outstanding
  stock options                                                            -        .1
Shares attributable to assumed conversion of
  convertible subordinated debentures                                     .3        .4
_______________________________________________________________________________________
Weighted average shares, as adjusted                          N/A       28.6      28.7
_______________________________________________________________________________________

Fully diluted earnings (loss) per share before
  extraordinary item                                          N/A     $ 0.02      0.77
Loss on early retirement of debt                                       (0.19)        -
_______________________________________________________________________________________
FULLY DILUTED EARNINGS (LOSS) PER SHARE                       N/A     $(0.17)*    0.77*
_______________________________________________________________________________________

* This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although it is contrary to APB Opinion No. 15 because it produces an anti-dilutive result.

                                  EXHIBIT 13

                                                       EXHIBIT 13






















                      1993 ANNUAL REPORT TO SHAREHOLDERS

                        (INCORPORATED BY REFERENCE INTO
                      ANNUAL REPORT ON FORM 10-K FOR THE
                     FISCAL YEAR ENDED DECEMBER 31, 1993)

_________________________________________________________________
FINANCIAL REPORT:

                                                             Page
                                                           herein

      Consolidated Balance Sheets                               3

      Consolidated Statements of
        Earnings (Loss)                                         4

      Consolidated Statements of
        Stockholders' Equity                                    5

      Consolidated Statements of
        Cash Flows                                              6

      Notes to Consolidated Financial
        Statements                                              7

      Report of Management                                     26

      Independent Auditors' Report                             27

      Unaudited Supplemental Data                              28

_________________________________________________________________________________________
CONSOLIDATED BALANCE SHEETS                          The Louisiana Land and Exploration
                                                     Company and Subsidiaries
December 31, 1993 and 1992
(Millions of dollars)


ASSETS                                                                1993         1992
_________________________________________________________________________________________
CURRENT ASSETS:
Cash, including cash equivalents (1993-$15.5; 1992-$32.7)        $    33.3         40.5
Accounts and notes receivable, principally trade                     109.7         74.6
Income taxes receivable                                                5.2          5.8
Inventories (note 5)                                                  26.8         25.6
Prepaid expenses                                                      12.7          6.3
Deferred income taxes (note 11)                                        2.6            -
_________________________________________________________________________________________
Total current assets                                                 190.3        152.8
_________________________________________________________________________________________
Investments in affiliates (note 6)                                    23.5         31.1
Net property, plant and equipment, at cost, under the
 successful efforts method of accounting for oil
 and gas properties (note 7)                                       1,561.0        974.2
Other assets                                                          63.9         51.0
_________________________________________________________________________________________
                                                                 $ 1,838.7      1,209.1
_________________________________________________________________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY
_________________________________________________________________________________________
Current liabilities:
Accounts payable and accrued expenses                                170.9        158.1
Income taxes payable                                                   3.8          6.9
Deferred income taxes (note 11)                                          -          8.0
_________________________________________________________________________________________
Total current liabilities                                            174.7        173.0
_________________________________________________________________________________________
Deferred income taxes (note 11)                                      151.2        148.8
Long-term debt (note 8)                                              734.5        343.0
Other liabilities                                                    178.5        127.7
_________________________________________________________________________________________
Contingencies and commitments (notes 10, 12, 13 and 15)

STOCKHOLDERS' EQUITY (NOTES 8 AND 13):
_________________________________________________________________________________________
Capital stock of $.15 par value.  Authorized-100,000,000
 shares; issued-38,004,537 shares                                      5.7          5.7
Additional paid-in capital                                            82.9         41.5
Retained earnings                                                    684.4        704.5
_________________________________________________________________________________________
                                                                     773.0        751.7
Loans to ESOP (note 8)                                                (8.8)       (11.8)
Cost of capital stock in treasury-4,831,574 shares in
 1993 and 9,656,167 shares in 1992 (note 13)                        (164.4)      (323.3)
_________________________________________________________________________________________
TOTAL STOCKHOLDERS' EQUITY                                           599.8        416.6
_________________________________________________________________________________________
                                                                 $ 1,838.7      1,209.1
_________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

_________________________________________________________________________________________
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)           The Louisiana Land and Exploration
                                                     Company and Subsidiaries
Years ended December 31, 1993, 1992 and 1991
(Millions, except per share data)
                                                        1993         1992          1991
_________________________________________________________________________________________
REVENUES:
Oil and gas                                         $  370.1        323.9         363.7
Refined products                                       400.2        441.9         432.8
Gain on sale of Canadian oil and gas
 properties (note 2)                                    23.5            -             -
Other (interest, 1993-$3.4; 1992-$3.6; 1991-$4.6)       21.6         21.6          28.8
_________________________________________________________________________________________
                                                       815.4        787.4         825.3
_________________________________________________________________________________________
COSTS AND EXPENSES:
Lease operating and facility expenses                  106.8         98.5          96.4
Refinery cost of sales and operating expenses          403.4        424.3         415.1
Dry holes and exploratory charges                       48.8         41.5          74.6
Depletion, depreciation and amortization               129.8        106.5         116.3
Taxes, other than on earnings                           24.7         24.4          24.5
General, administrative and other expenses              49.0         42.3          48.2
Interest and debt expenses (note 9)                     28.3         24.6          16.9
Restructuring and other nonrecurring
 charges/credits (note 4)                                  -         27.4             -
_________________________________________________________________________________________
                                                       790.8        789.5         792.0
_________________________________________________________________________________________
Earnings (loss) before income taxes                     24.6         (2.1)         33.3
Income tax expense (benefit) (note 11)                  11.9         (0.9)         12.4
_________________________________________________________________________________________
Earnings (loss) before extraordinary
 item and cumulative effect of changes
 in accounting principles                               12.7         (1.2)         20.9
Extraordinary item: loss on early retirement
 of debt (note 8)                                       (3.3)        (5.6)            -
Cumulative effect on years prior to 1993
 of change in accounting principle for
 income taxes (note 11)                                 13.7            -             -
Cumulative effect on years prior to 1993
 of change in accounting principle for
 postretirement benefits other than
 pensions (note 12)                                    (13.5)           -             -
_________________________________________________________________________________________
NET EARNINGS (LOSS)                                 $    9.6         (6.8)         20.9
_________________________________________________________________________________________

Primary and fully diluted earnings (loss) per
 share before extraordinary item and cumulative
 effect of changes in accounting principles             0.43        (0.04)         0.74
Extraordinary item:  loss on early retirement
 of debt                                               (0.11)       (0.20)            -
Change in accounting principle for income taxes         0.47            -             -
Change in accounting principle for post-
 retirement benefits                                   (0.46)           -             -
_________________________________________________________________________________________
PRIMARY AND FULLY DILUTED EARNINGS (LOSS) PER SHARE $   0.33        (0.24)         0.74
_________________________________________________________________________________________

AVERAGE SHARES                                          29.5         28.4          28.3
_________________________________________________________________________________________

See accompanying notes to consolidated financial statements.
/TABLE

________________________________________________________________________________________
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY      The Louisiana Land and Exploration
                                                     Company and Subsidiaries
Years ended December 31, 1993, 1992 and 1991
(Millions of dollars, except per share data)
                             Additional               Loans to       Treasury stock
                             paid-in       Retained      ESOP     Number of
                             capital       earnings   (Note 8)     shares          Cost
_________________________________________________________________________________________
Balance at December 31, 1990      $40.7      $747.0    $(17.4)     9,802,002    $(327.3)
Net earnings                          -        20.9         -              -          -
Cash dividends ($1.00 per
  share)                              -       (28.3)        -              -          -
Repayment of loans to ESOP            -           -       2.6              -          -
Other                                .6           -         -        (83,977)       2.0
_________________________________________________________________________________________
Balance at December 31, 1991       41.3       739.6     (14.8)     9,718,025     (325.3)
Net loss                              -        (6.8)        -              -          -
Cash dividends ($1.00 per
  share)                              -       (28.3)        -              -          -
Repayment of loans to ESOP            -           -       3.0              -          -
Other                                .2           -         -        (61,858)       2.0
_________________________________________________________________________________________
Balance at December 31, 1992       41.5       704.5     (11.8)     9,656,167     (323.3)
Net earnings                          -         9.6         -             -           -
Sale of treasury stock             40.7           -         -     (4,400,000)     148.1
Cash dividends ($1.00 per
 share)                               -       (29.8)        -              -          -
Repayment of loans to ESOP            -           -       3.0              -          -
Purchase of treasury stock            -           -         -         40,247       (1.5)
Other                                .7          .1         -       (464,840)      12.3
_________________________________________________________________________________________
Balance at December 31, 1993      $82.9      $684.4    $ (8.8)     4,831,574    $(164.4)
_________________________________________________________________________________________

Capital stock of $.15 par value was unchanged during the three-year period ended December
31, 1993.

See accompanying notes to consolidated financial statements.

_________________________________________________________________________________________
CONSOLIDATED STATEMENTS OF CASH FLOWS                The Louisiana Land and Exploration
                                                     Company and Subsidiaries
Years ended December 31, 1993, 1992 and 1991
(Millions of dollars)
                                                        1993         1992          1991
_________________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                   $  9.6         (6.8)         20.9
Adjustments to reconcile to cash flows from
 operations:
 Changes in accounting principles, net                   (.2)           -             -
 Gain on sale of Canadian oil and gas properties       (23.5)           -             -
 Restructuring and other nonrecurring charges/
  credits                                                  -         27.4             -
 Extraordinary item:  Loss on early retirement
  of debt                                                3.3          8.4             -
 Depletion, depreciation and amortization              129.8        106.5         116.3
 Deferred income taxes                                   9.2          2.2           4.9
 Dry holes and impairment charges                       21.8         19.2          50.2
 Other                                                  22.2          5.8           7.1
_________________________________________________________________________________________
                                                       172.2        162.7         199.4
 Changes in operating assets and liabilities,
  net of acquisitions:
   Net (increase) decrease in receivables                4.3         44.8          (3.4)
   Net increase in inventories                          (4.9)        (1.8)         (3.7)
   Net (increase) decrease in prepaid items             (5.0)         3.4         (15.8)
   Net increase (decrease) in payables                   2.7        (27.0)         24.8
   Other                                                 9.6         (3.4)          7.9
_________________________________________________________________________________________
Net cash flows from operating activities               178.9        178.7         209.2
_________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions (note 2)                                 (547.9)           -             -
Capital expenditures (note 3)                         (171.7)      (153.8)       (189.2)
Proceeds from asset sales (notes 2 and 4)               43.7         48.5           2.2
Other                                                  (46.4)       (11.0)          6.3
_________________________________________________________________________________________
Net cash flows from investing activities              (722.3)      (116.3)       (180.7)
_________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of treasury stock                                 188.8            -             -
Additions to long-term debt                            492.0        100.0             -
Repayments of long-term debt                          (104.6)      (116.8)         (6.0)
Dividends                                              (29.8)       (28.3)        (28.3)
Repayment of loans to ESOP                               3.0          3.0           2.6
Purchase of treasury stock                              (1.5)           -             -
Other                                                  (11.7)        (6.5)            -
_________________________________________________________________________________________
Net cash flows from financing activities               536.2        (48.6)        (31.7)
_________________________________________________________________________________________

Increase (decrease) in cash and cash equivalents    $   (7.2)        13.8          (3.2)
_________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

_________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    Louisiana Land and
                                               Exploration Company
                                               and Subsidiaries
December 31, 1993, 1992 and 1991
_________________________________________________________________
1.  Summary of Significant Accounting Policies
a.  Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in affiliates are accounted for under the equity method. Certain amounts have been reclassified to conform to the current period's presentation.

b.  Petroleum Operations
The Company uses the successful efforts method of accounting for its oil and gas operations. The costs of unproved leaseholds are capitalized pending the results of exploration efforts.
Significant unproved leasehold costs are assessed periodically, on a property-by-property basis, and a loss is recognized to the extent, if any, that the cost of the property has been impaired. The costs of individually insignificant unproved leaseholds estimated to be nonproductive are amortized over estimated holding periods based on historical experience. Exploratory dry holes and geological and geophysical charges are expensed. Depletion of proved leaseholds and amortization and depreciation of the costs of all development and successful exploratory drilling are provided by the unit-of- production method based upon estimates of proved and proved-developed oil and gas reserves, respectively, for each property. The estimated costs of dismantling and abandoning offshore and significant onshore facilities are provided currently using the unit-of-production method; such costs for other onshore facilities are insignificant and are expensed as incurred. The costs of refining and processing equipment and facilities are depreciated on a straight-line basis over their estimated useful lives.

The Company uses the entitlement method for recording natural gas sales revenues. Under the entitlement method of accounting, revenue is recorded based on the Company's net working interest in field production. Deliveries of natural gas in excess of the Company's working interest are recorded as liabilities while under-deliveries are recorded as receivables. Such amounts are immaterial.

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

The Company adopted, effective January 1, 1988, Statement of Financial Accounting Standards No. 96 ("SFAS No. 96") - "Accounting For Income Taxes". Under the liability method specified by SFAS No. 96, the deferred tax liability is determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by existing tax rates which are presumed to be in effect when these differences reverse. Deferred tax expense is the result of changes in the liability for deferred taxes.

In February 1992, Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") - "Accounting for Income Taxes" was issued. SFAS No. 109 supersedes SFAS No. 96. SFAS No. 109 was adopted effective as of January 1, 1993. The Company applied the provisions of the SFAS No. 109 without restating prior years' financial statements. For the Company, the most significant change in SFAS No. 109 as compared to SFAS No. 96 is that deferred tax assets will now be recognized and measured based on the likelihood of realization of a tax benefit in future years. Under SFAS No. 109, deferred tax assets are initially recognized for differences between the financial statement carrying amounts and tax bases of assets and liabilities that will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance would then be established to reduce that deferred tax asset if it is more likely than not that the related tax benefits will not be realized. Under SFAS No. 96, the recognition of deferred tax benefits was limited to benefits that would offset deferred tax liabilities and benefits that could be realized through carryback to recover taxes paid for the current year or prior years.

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

2.  1993 Acquisitions and Dispositions
In September 1993, the Company completed the acquisition of all of the issued and outstanding common stock of NERCO Oil & Gas, Inc. ("NERCO") for a cash purchase price of approximately $354 million plus associated expenses. The acquisition was financed initially through the credit facility discussed in Note 8. The cost of the acquisition was allocated under the purchase method of accounting based on the fair value of the assets acquired and liabilities assumed.

The results of NERCO's operations were consolidated with the Company's effective October 1, 1993. Pro forma combined results of operations of the Company and NERCO, including appropriate purchase accounting adjustments for the years ending December 31, 1993 and 1992, as though the acquisition had taken place on January 1 of the respective years, are as follows:

                                                                     (Millions, except
                                                                        per share data)
                                                                         1993     1992
________________________________________________________________________________________
Revenues                                                              $ 907.1    926.1
________________________________________________________________________________________
Earnings (loss) before extraordinary items and cumulative effect
 of changes in accounting principles                                      (.3)   (11.5)
________________________________________________________________________________________
Net earnings (loss)                                                      (3.4)   (17.1)
________________________________________________________________________________________
Primary and fully diluted earnings (loss) per share                   $ (0.09)   (0.53)
________________________________________________________________________________________

In December 1993, the Company acquired an 11.26% working interest in Block 16/17 in the U.K. North Sea ("T-Block") from British Gas Exploration and Production Limited for approximately $187 million in cash. The purchase was financed initially through the credit facility discussed in Note 8. Initial production from T-Block came onstream in late 1993 and had an insignificant impact on results of operations.

In December 1993, the Company completed the sale of certain oil and gas producing properties, undeveloped acreage and seismic data located in southern Alberta, Canada for approximately $42.8 million resulting in a gain, net of associated expenses, of approximately $23.5 million (before income taxes of $10.3 million). The properties sold generated revenues of $12.1 million and $15.3 million and pretax earnings of $1.2 million and $1.6 million in 1993 and 1992, respectively.

3.    Cash Flows
All of the Company's cash investments are highly liquid short-term debt instruments and are considered to be cash equivalents. These cash investments are carried in the accompanying balance sheets at cost plus accrued interest, which approximates fair value. Cash flows related to hedging activities through forward/futures contracts are classified in the same categories as that from the items being hedged.

In 1992, the Company acquired certain proved properties for approximately $36 million and incurred a short-term liability which was outstanding at year end, the settlement of which is included in 1993 cash flows from investing activities.

4.    Restructuring and Other Nonrecurring Charges/Credits
In 1992, the Company recorded a charge of $52.4 million (before income tax benefits of approximately $17.8 million) against earnings to provide for the restructuring of its oil and gas operations. This charge included provisions for estimated losses on the disposition of selected domestic properties of $47.6 million (both developed and undeveloped) and costs associated with staff retirements, reductions and related transition expenses of $4.8 million. The Company completed the sale of substantially all of the selected properties for a purchase price of $48.1 million.

In addition, during 1992 the Company reduced its litigation accrual for the State of Louisiana gas royalty claim by $25 million (before an income tax charge of $8.5 million). See Note 15.

5.    Inventories

(Millions of dollars)                                                 1993         1992
_________________________________________________________________________________________
Refinery inventories at lower of (last-in,
first-out) cost or market                                            $24.1         24.6
_________________________________________________________________________________________
Repair parts, supplies and other, at lower of
average cost or market                                                 2.7          1.0
_________________________________________________________________________________________
                                                                     $26.8         25.6
_________________________________________________________________________________________

At December 31, 1993, the LIFO cost of refinery inventories exceeded their current market values which resulted in a non-cash charge to earnings of $6.5 million (before income tax benefits of $2.3 million) which is included in "Refinery Cost of Sales and Operating Expenses" in the accompanying Consolidated Statements of Earnings (Loss).

6.  Investments in Affiliates
                                                                        Investment
                                                    %             (Millions of dollars)
Investee         Industry        Location         owned            1993            1992
_________________________________________________________________________________________
MaraLou (CLAM
Petroleum        Oil &
Company)         Gas            North Sea             50%         $20.8            28.3
_________________________________________________________________________________________
Other            Various        U.S.              Various           2.7             2.8
_________________________________________________________________________________________
                                                                  $23.5            31.1
_________________________________________________________________________________________

The Company's equity in earnings of affiliates, which is included in "Other Revenues" in the accompanying Consolidated Statements of Earnings (Loss), amounted to $2.4 million, $6.9 million and $15 million in 1993, 1992 and 1991, respectively. Cash dividends received from MaraLou/CLAM in 1993, 1992 and 1991 totaled $10 million, $7.5 million and $18.5 million, respectively.

The consolidated financial position of MaraLou and its wholly owned subsidiary, CLAM, as of December 31, 1993 and 1992 and the results of their operations for each of the years in the three-year period ended December 31, 1993 are summarized below.

(Millions of dollars)                                                 1993         1992
_________________________________________________________________________________________
Current assets                                                      $ 24.4         35.1
_________________________________________________________________________________________
Noncurrent assets                                                    170.9        176.7
_________________________________________________________________________________________
Current liabilities                                                   26.7         16.0
_________________________________________________________________________________________
Noncurrent liabilities                                               129.2        142.4
_________________________________________________________________________________________

(Millions of dollars)                                    1993         1992         1991
_________________________________________________________________________________________
Gross revenues                                         $ 61.1         82.9        111.9
_________________________________________________________________________________________
Operating profit                                         30.1         42.4         70.5
_________________________________________________________________________________________
Earnings before cumulative effect of
  change in accounting principle                         10.9         13.8         30.0
_________________________________________________________________________________________
Net earnings                                              4.9         13.8         30.0
_________________________________________________________________________________________

MaraLou applied the provisions of SFAS No. 109 as of January 1, 1993 without restating prior years' financial statements. Upon adoption, MaraLou recorded a non-cash charge to earnings of $6 million ($3 million net to the Company's interest).

The common stock of CLAM is pledged as collateral under a revolving credit agreement between MaraLou and a group of banks. The credit agreement is nonrecourse to the partners of MaraLou.

7.    Property, Plant and Equipment

(Millions of dollars)                                                 1993         1992
_________________________________________________________________________________________
Petroleum properties:
 Proved                                                           $2,531.3      1,988.2
_________________________________________________________________________________________
 Unproved                                                            127.5         78.1
_________________________________________________________________________________________
 Refining and marketing                                              218.7        205.0
_________________________________________________________________________________________
                                                                   2,877.5      2,271.3
Other properties                                                      69.0         59.3
_________________________________________________________________________________________
                                                                   2,946.5      2,330.6
Less accumulated depletion, depreciation and amortization          1,385.5      1,356.4
_________________________________________________________________________________________
                                                                  $1,561.0        974.2
_________________________________________________________________________________________

8.    Long-term Debt

(Millions of dollars)                                                 1993         1992
_________________________________________________________________________________________
Revolving Credit Facility                                           $160.0            -
_________________________________________________________________________________________
7-5/8% Debentures due 2013                                           100.0            -
_________________________________________________________________________________________
7.65% Debentures due 2023                                            200.0            -
_________________________________________________________________________________________
Term Loan with banks (net of unamortized discount
 of $4.1 in 1992)                                                    133.5        195.4
_________________________________________________________________________________________
8-1/4% Notes due 2002                                                100.0        100.0
_________________________________________________________________________________________
Industrial Development Revenue Refunding Bonds, 1983 Series,
 due December 1993, interest at 8.6%                                     -         20.5
_________________________________________________________________________________________
Loan Agreement with banks                                                -         15.0
_________________________________________________________________________________________
Notes payable to bank for financing of leveraged ESOP                  8.8         11.8
_________________________________________________________________________________________
Commercial paper notes                                                32.0            -
_________________________________________________________________________________________
Other issues                                                            .2           .3
_________________________________________________________________________________________
Total long-term debt                                                 734.5        343.0
_________________________________________________________________________________________

The fair value of the Company's long-term debt as of December 31, 1993 is estimated to be approximately $744 million based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of similar maturities.

Debt maturities for the next five years follows.

(Millions of dollars)
_________________________________________________________________________________________
1994                                                                             $    -
_________________________________________________________________________________________
1995                                                                                  -
_________________________________________________________________________________________
1996                                                                               81.4
_________________________________________________________________________________________
1997                                                                               95.3
_________________________________________________________________________________________
1998                                                                               95.3
_________________________________________________________________________________________

To finance the aforementioned NERCO and T-Block acquisitions (see
Note 2), refinance certain existing indebtedness and fund general corporate activities, the Company entered into a $790 million credit facility with a syndicate of banks in September 1993. Commitments under the agreement originally consisted of (i) a $540 million Revolving Credit Facility and (ii) a $250 million Term Loan Facility (which was utilized and repaid and is no longer available to the Company). The Revolving Credit Facility was subsequently reduced to $450 million and will be reduced by approximately $24 million quarterly from June 1994 through September 1999. Amounts outstanding under the Revolving Credit Facility bear interest at fluctuating rates subject to certain options chosen in advance by the Company. Borrowings under the Revolving Credit Facility and the Term Loan Facility during 1993 were at an average interest rates of 5%. A commitment fee of 1/4% is charged on the unused portion of the facility. Bank fees and other costs associated with this facility totaled $8.1 million of which $6.7 million was charged to interest and debt expenses in the fourth quarter of 1993. The balance will be written off during the first quarter of 1994, at which time the Company intends to renegotiate the facility.

In June 1992, the Company registered under the Securities and Exchange Commission's shelf registration rules $300 million of senior unsecured debt securities to be issued from time to time on terms to be then determined. In June 1992, the Company sold $100 million of 8-1/4% Notes due 2002. In April 1993, the Company completed its second $100 million public offering of debt securities under the existing shelf registration filed in 1992 with the issuance of 7-5/8% Debentures due 2013. In November 1993, the Company registered up to $500 million of senior unsecured debt securities under the Securities and Exchange Commission's shelf registration rules, which included the $100 million available under the shelf registration filed in 1992. In December 1993, the Company completed a $200 million public offering with the issuance of 7.65% Debentures due 2023.

The Company's $20 million Loan Agreement, the $15 million balance of which was repaid in December 1993, was with a group of banks in the form of a revolving credit loan. The interest rate varied with time and market conditions and was determined by the banks subject to certain options chosen in advance by the Company. A commitment fee of 1/4% was charged on the unused portion of the loan during the revolving credit period. Borrowings under this agreement during 1993 and 1992 were at average interest rates of 4% and 4.5%, respectively.

In November 1987, the Company created a leveraged employee stock ownership plan (ESOP) within an existing employee savings plan. To fund the ESOP, in 1987 and 1988 the Company borrowed $10.2 million and $14 million, respectively, from a bank (unsecured) and loaned the proceeds to the ESOP. The ESOP then used the proceeds to acquire shares of the Company's capital stock (374,678 in 1987;

461,690 in 1988) at average market prices of $27.125 and $30.25, respectively. The capital stock issued was taken from the Company's treasury at a cost of $30 per share; the differences between treasury stock cost and value were recorded in additional paid-in capital. The loans to the ESOP are on substantially the same terms and conditions as the Company's bank loans and, in addition, are secured by the Company's capital stock owned by the ESOP. The ESOP will repay the loans (plus interest) with the proceeds from the Company's monthly contributions and quarterly dividends paid on the capital stock. The Company's bank loans will be similarly repaid monthly through 1995. The interest rates vary with time and market conditions and are determined by the bank subject to certain options chosen in advance by the Company. The average interest rates for both loans in 1993 and 1992 were 3.1% and 3.7%, respectively.

During 1993, the average monthly balance of commercial paper notes outstanding was $38.8 million; the maximum amount outstanding during that period was $94 million. Commercial paper borrowings during 1993 and 1992 were at average interest rates of 3.3% and 4.3%, respectively. The Company's commercial paper program was supported by a $100 million revolving line of credit, which required a commitment fee of 1/4% per annum. No borrowings were made under the line of credit. As of September 1993, the commercial paper program is supported by the unused portion of the aforementioned Revolving Credit Facility.

In September 1992, the Company announced the call for early retirement of the 8-1/2% Convertible Subordinated Debentures due September 2000. The redemption completed at a price of 101.66% of principal and the premium, along with unamortized discount, resulted in an extraordinary loss of $5.6 million, after income tax benefits of $2.8 million. The Term Loan with banks, which was retired in January 1994, bore interest at 8.92% (discounted to yield 10.7%), was unsecured and was payable in July 1994. The balance has been excluded from current liabilities as the Company refinanced the balance due on a long-term basis utilizing the Revolving Credit Facility. The early retirement was completed at a price of 102.4% of principal and the premium, along with unamortized discount, resulted in an extraordinary loss of $3.3 million, after income tax benefits of $1.7 million.

9.    Interest and Debt Expenses
For the years ended December 31, 1993, 1992 and 1991, interest costs incurred, which were essentially the same as interest payments, were $47 million, $37.5 million and $39.5 million, respectively, of which $18.7 million, $12.9 million and $22.6 million, respectively, were capitalized as part of the cost of property, plant and equipment.

In 1992 and 1993, the Company participated in interest rate swaps (which were to terminate in 1994 and 1996, respectively) having a notional principal amount totaling $200 million. Under the agreements, the Company received an annual fixed rate and paid a variable rate based on the six-month London Interbank Offering Rate. The rates payable were recalculated in June and December of each year and the amounts received/paid were credited/charged to interest expense. In September 1993, the Company terminated both agreements and deferred a gain of approximately $3.6 million which will be recognized over the remaining terms of the respective agreements as reductions of interest expense.

10. Foreign Currency Contracts
The Company hedges its committed British pound expenditures in the U.K. North Sea through the purchase of forward contracts. At December 31, 1993, forward contracts outstanding totaled $24.6 million. The fair value of these contracts, which represents the Company's cost to offset its forward position, is estimated to be approximately $1 million as of December 31, 1993.

11.  Income Taxes
As explained in Note 1(d), the Company adopted SFAS No. 109 effective January 1, 1993. Upon adoption, the Company recorded a non-cash credit to earnings of $13.7 million which represented the recognition of deferred tax assets existing at December 31, 1992.

With the enactment of the Budget Reconciliation Act of 1993, the Federal statutory corporate income tax rate was increased from 34% to 35% retroactive to January 1, 1993. As a result, the Company increased its deferred income tax liabilities as of January 1, 1993 with a non-cash charge to income tax expense of $3 million.

The components of earnings (loss) before income taxes were taxed under the following jurisdictions:

(Millions of dollars)                                    1993         1992         1991
_________________________________________________________________________________________
Domestic                                               $  9.7        (15.9)        18.5
_________________________________________________________________________________________
Foreign                                                  14.9         13.8         14.8
_________________________________________________________________________________________
                                                       $ 24.6         (2.1)        33.3
_________________________________________________________________________________________

Components of income tax expense (benefit) are as follows:

(Millions of dollars)                                    1993         1992         1991
_________________________________________________________________________________________
Current tax expense (benefit):
 Federal                                               $ (3.5)        (7.3)         4.4
_________________________________________________________________________________________
 State                                                    (.3)          .1          (.8)
_________________________________________________________________________________________
 Foreign                                                  6.5          1.3          3.9
_________________________________________________________________________________________
                                                          2.7         (5.9)         7.5
_________________________________________________________________________________________
Deferred tax expense (benefit):
 Federal                                                  9.2          3.8          6.3
_________________________________________________________________________________________
 Foreign                                                    -          1.2         (1.4)
_________________________________________________________________________________________
                                                          9.2          5.0          4.9
_________________________________________________________________________________________
                                                       $ 11.9         (0.9)        12.4
_________________________________________________________________________________________

Tax expense (benefit) differs from the amounts computed by applying the U.S. Federal tax rate (1993 - 35%; 1992-91 - 34%) to earnings
(loss) before income tax. The reasons for the differences are as follows:

(Millions of dollars)                                    1993         1992         1991
_________________________________________________________________________________________
Computed "expected" tax expense (benefit)              $  8.6          (.7)        11.3
_________________________________________________________________________________________
Increases (reductions) in taxes resulting from:
 Increase in Federal income tax rate                      3.0            -            -
_________________________________________________________________________________________
 Equity in earnings of foreign affiliates                (7.4)        (1.3)        (1.2)
_________________________________________________________________________________________
 Foreign income taxes, net of Federal income tax
   benefit                                                8.4          3.1          5.0
_________________________________________________________________________________________
 Employee benefit plans                                   (.9)        (1.2)        (2.1)
_________________________________________________________________________________________
 Percentage depletion                                     (.1)         (.3)         (.3)
_________________________________________________________________________________________
 Other                                                     .3          (.5)         (.3)
_________________________________________________________________________________________
                                                       $ 11.9          (.9)        12.4
_________________________________________________________________________________________

As a result of the prospective adoption of SFAS No. 109 effective
January 1, 1993, the following additional disclosures are presented as of and for the year ended December 31, 1993.

Total income tax expense (benefit) was allocated as follows:

(Millions of dollars)                                                              1993
_________________________________________________________________________________________
Income before extraordinary item and changes in accounting
 principles                                                                     $  11.9
_________________________________________________________________________________________
Loss on early retirement of debt                                                   (1.7)
_________________________________________________________________________________________
Change in accounting principle for income taxes                                   (13.7)
_________________________________________________________________________________________
Change in accounting principle for postretirement benefits                         (7.0)
_________________________________________________________________________________________
Stockholders' equity for compensation expense for tax purposes
 in excess of amount recognized for financial reporting purposes                   (1.8)
_________________________________________________________________________________________
                                                                                $ (12.3)
_________________________________________________________________________________________

The significant components of deferred income tax expense attributable to income from continuing operations are as follows:

(Millions of dollars)                                                              1993
_________________________________________________________________________________________
Deferred tax expense (exclusive of the effects of other components
 listed below)                                                                  $   6.2
_________________________________________________________________________________________
Adjustments to deferred tax assets and liabilities for increase in
 Federal income tax rate                                                            3.0
_________________________________________________________________________________________
                                                                                $   9.2
_________________________________________________________________________________________

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

(Millions of dollars)                                                              1993
_________________________________________________________________________________________
Deferred tax asset:
 Deferred foreign tax credits                                                   $  22.8
_________________________________________________________________________________________
 Foreign tax credit carryforwards                                                  10.2
_________________________________________________________________________________________
 Alternative minimum tax credit carryforward                                        5.2
_________________________________________________________________________________________
 Employee benefits                                                                 18.7
_________________________________________________________________________________________
 Other                                                                             12.8
_________________________________________________________________________________________
   Total gross deferred tax assets                                                 69.7
     Less valuation allowance                                                     (17.8)
_________________________________________________________________________________________
   Net deferred tax assets                                                         51.9
_________________________________________________________________________________________

Deferred tax liabilities:
 Property, plant and equipment, principally due to differences in
   depreciation and capitalized interest                                         (178.7)
_________________________________________________________________________________________
 Other                                                                            (21.8)
_________________________________________________________________________________________
   Total gross deferred tax liabilities                                          (200.5)
_________________________________________________________________________________________
                                                                                $(148.6)
_________________________________________________________________________________________

The net change in the valuation allowance for the year ended December 31, 1993 was an increase of $3 million. This change was made to provide for uncertainties surrounding the realization of certain foreign tax credit carryforwards. The remaining balance of the deferred tax assets should be realized through future operating results and the reversal of taxable temporary differences.

Deferred tax expense (benefit) included the following components, the disclosure of which was prescribed by the now-superseded SFAS
No. 96:

(Millions of dollars)                                                 1992         1991
_________________________________________________________________________________________
Restructuring and other special charges/credits                     $ (1.8)         2.0
_________________________________________________________________________________________
Intangible development and exploration costs                          10.1          9.7
_________________________________________________________________________________________
Interest                                                               2.2          6.1
_________________________________________________________________________________________
Depreciation                                                          (9.8)        (7.8)
_________________________________________________________________________________________
Depletion                                                               .7          1.0
_________________________________________________________________________________________
Foreign taxes                                                          1.2         (1.4)
_________________________________________________________________________________________
Equity in earnings of affiliates                                       (.4)         1.8
_________________________________________________________________________________________
Alternative minimum tax credit carryforward                            2.2         (6.7)
_________________________________________________________________________________________
Employee benefit plans                                                  .1         (2.2)
_________________________________________________________________________________________
Partnerships                                                             -          1.1
_________________________________________________________________________________________
Other                                                                   .5          1.3
_________________________________________________________________________________________
                                                                    $  5.0          4.9
_________________________________________________________________________________________

For the years ended December 31, 1993, 1992 and 1991, the Company's net cash payments (refunds) of income taxes totaled $7.1 million, $(.6) million and $6.5 million, respectively.

At December 31, 1993 the Company has foreign tax credit carryforwards for Federal income tax purposes of $10.2 million which are available through 1998 to offset future Federal income taxes, if any. The Company also has alternative minimum tax credit carryforwards of $5.2 million which are available to reduce Federal regular income taxes, if any, over an indefinite period.

12.  Retirement Benefits
The Company has a noncontributory defined benefit pension plan covering all eligible employees, with benefits based on years of service and the employee's highest three-year average monthly earnings. The Company's funding policy is intended to provide for both benefits attributed to service to-date and for those expected to be earned in the future. Plan assets consist primarily of stocks, bonds and short-term cash investments. Since the spin-off of the pension plan of a discontinued subsidiary in 1985 and the contribution of excess assets remaining after purchasing annuities for affected employees, the pension plan did not require funding through the year ended December 31,1992. A minimum amount of funding was required in 1993.

As a result of an early retirement incentive program and a reduction in force in 1992, benefit obligations of $4.2 million were settled from plan assets, including $1.1 million of early retirement incentive costs included in the restructuring charge described in Note 4. The settlement of the pension obligations related to the restructuring program resulted in a loss of $.3 million, which was also included in the restructuring charge.

The following tables set forth the plan's funded status and amounts recognized in the statements of financial position and results of operations at December 31:

(Millions of dollars)                                                 1993         1992
_________________________________________________________________________________________
Accumulated benefit obligation, including vested benefits
of $16.8 and $10.0                                                 $  17.6         10.4
_________________________________________________________________________________________
Projected benefit obligation                                         (27.1)       (15.5)
Plan assets at fair market value                                      13.0         12.9
_________________________________________________________________________________________
Plan assets over (under) projected benefit obligation                (14.1)        (2.6)
_________________________________________________________________________________________
Additional minimum liability                                          (2.8)           -
_________________________________________________________________________________________
Unrecognized net loss from past experience different
  from that assumed and effects of changes in assumptions             13.5          4.1
_________________________________________________________________________________________
Unrecognized net asset being recognized over 15 years                 (1.2)        (1.4)
_________________________________________________________________________________________
Prepaid (accrued) pension cost                                     $  (4.6)          .1
_________________________________________________________________________________________

(Millions of dollars)                                    1993         1992         1991
_________________________________________________________________________________________
Service cost                                           $  1.8          1.6          1.3
_________________________________________________________________________________________
Interest cost                                             1.4          1.3          1.0
_________________________________________________________________________________________
Actual gain on plan assets                               (1.3)        (1.1)        (1.9)
_________________________________________________________________________________________
Net amortization and deferral                              .1          (.6)          .3
_________________________________________________________________________________________
Net pension expense                                    $  2.0          1.2           .7
_________________________________________________________________________________________
Discount rate                                           7-1/4%           9%           9%
_________________________________________________________________________________________
Compensation increase                                       5%           5%           5%
_________________________________________________________________________________________
_________________________________________________________________________________________
Return on assets                                            9%           9%           9%
_________________________________________________________________________________________

The Company has postretirement medical and dental care plans for all eligible retirees and their dependents with eligibility based on age and years of service upon retirement. The Company also maintains a Medicare Part B reimbursement plan and life insurance coverage for a closed group of retirees of a former subsidiary for which estimated benefits of approximately $4.7 million were accrued at December 31, 1992. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 (SFAS No. 106) - "Employers' Accounting for Postretirement Benefits Other than Pensions", which changed the Company's practice of accounting for postretirement benefits on a pay-as-you-go (cash) basis by requiring accrual, during the years that the employee renders the necessary service, of the expected cost of providing those benefits to an employee and the employee's beneficiaries and covered dependents. Upon adoption, the Company recorded a transition liability of approximately $20.5 million ($13.5 million after income taxes) as a one-time, non-cash charge against earnings.

The postretirement benefit plans are unfunded and the Company continues to fund claims on a cash basis. The following tables set forth the amounts recognized in the statements of financial position and results of operations.

<CATION>
                                                            December 31,     January 1,
(Millions of dollars)                                               1993           1993
_________________________________________________________________________________________
Accumulated postretirement benefit obligation:
_________________________________________________________________________________________
 Retirees                                                        $ (20.6)         (20.3)
_________________________________________________________________________________________
 Employees eligible to retire                                       (2.7)          (1.1)
_________________________________________________________________________________________
 Other employees                                                    (5.0)          (3.8)
_________________________________________________________________________________________
                                                                   (28.3)         (25.2)
Unrecognized net loss                                                2.3              -
_________________________________________________________________________________________
Accrued postretirement benefit cost                              $ (26.0)         (25.2)
_________________________________________________________________________________________

(Millions of dollars)                                    1993         1992         1991
_________________________________________________________________________________________
Service cost                                           $   .8            -            -
_________________________________________________________________________________________
Interest cost                                             2.1            -            -
_________________________________________________________________________________________
Pay-as-you-go cost                                          -           .9           .7
_________________________________________________________________________________________
Net postretirement benefit cost                        $  2.9           .9           .7
_________________________________________________________________________________________

Assumptions utilized to measure the accumulated postretirement obligation at December 31, and January 1, 1993 were: discount rates of 7.25% and 8.5%, respectively; health care cost trend rates of 14% declining over 10 years to 5% and 6%, respectively, and held constant thereafter. A 1% increase in the assumed trend rates would have resulted in increases in the accumulated postretirement benefit obligation at December 31, and January 1, 1993 of $2.6 million and $2.1 million, respectively; the aggregate of service cost and interest cost for the year ended December 31, 1993 would have increased by $.4 million.

13.  Capital Stock, Options and Rights
In November 1993, the Company completed a public offering of 4.4 million shares of capital stock at a price of $44.625 per share. The capital stock was taken from the Company's treasury at an average cost of $33.125 per share. The excess of net proceeds over the cost of treasury stock issued was credited to additional paid-in-capital. The net proceeds of the offering, after underwriting commissions and expenses, were approximately $188.8 million.

In May 1988, the 1988 Long-term Stock Incentive Plan (1988 Plan) was approved by the shareholders to replace the 1982 Stock Option Plan (1982 Plan). Under the 1988 Plan, as amended, the Company may grant to officers and key employees stock options, stock appreciation rights, performance shares, performance units, restricted stock or restricted stock units for up to 2.8 million shares (plus the 22,274 shares not awarded under the 1982 Plan) of the Company's capital stock. As prescribed by both Plans, stock options are exercisable at the market price on the date of the grant, generally over a two-year period at the rate of 50% each year commencing on the first anniversary of the date of grant; all options expire ten years from the date of grant. In 1993 and 1992, options for 277,700 shares and 600,400 shares were granted, respectively. The restricted stock and performance shares awarded under the 1988 Plan entitle the grantee to the rights of a shareholder, including the right to receive dividends and to vote such shares, but the shares are restricted as to sale, transfer or encumbrance. Restricted stock is issued to the grantee over varying periods after a one-year waiting period has expired. In 1993, awards were granted for 34,250 shares of restricted stock.
In 1992, no awards were granted. The performance cycle consists of a three-year period, beginning with the year of grant, at the end of which certain performance goals must be attained by the Company for the unrestricted performance shares to be issued to the grantee. Awards granted in 1993 and 1992 for performance shares amounted to 18,900 shares and 26,600 shares, respectively. Performance shares issued in 1993 and 1992 amounted to 15,257 shares and 19,000 shares, respectively. Restricted stock and performance share awards are "compensatory" awards and the Company accrued compensation expense of $.7 million, $1 million and $.8 million in 1993, 1992 and 1991, respectively.

In May 1990, the 1990 Stock Option Plan for Non-Employee Directors (1990 Plan) was approved by the shareholders, under which the Company will grant stock options to non-employee directors for up to 150,000 shares of the Company's capital stock. As prescribed by the 1990 Plan, the options are exercisable at the market price at the date of grant over a two-year period at the rate of 50% each year commencing on the first anniversary of the date of grant; all options expire ten years from the date of grant. Awards for 20,000 shares were granted in both 1993 and 1992.

At December 31, 1993, 1,254,638 shares of capital stock were reserved for future grants under all Plans.

Total grants outstanding under the Plans and the changes therein for the periods indicated follows.

                                                           Number          Option
                                                         of shares       price range
__________________________________________________________________________________________
Outstanding at December 31, 1991                         1,222,718   $21       - 45 1/2
__________________________________________________________________________________________
Granted                                                    647,000    29  3/4  - 38 15/16
__________________________________________________________________________________________
Cancelled                                                  (97,475)   29  3/4  - 39 11/16
__________________________________________________________________________________________
Exercised                                                  (52,890)   21       - 31 1/2
__________________________________________________________________________________________
Outstanding at December 31, 1992                         1,719,353    27  1/8  - 45 1/2
__________________________________________________________________________________________
Granted                                                    330,850    44  3/8  - 45  7/16
__________________________________________________________________________________________
Cancelled                                                   (6,354)   29  3/4  - 45  7/16
__________________________________________________________________________________________
Exercised                                                 (453,085)   27  1/8  - 39 11/16
__________________________________________________________________________________________
Outstanding at December 31, 1993                         1,590,764    27  1/8  - 45  7/16
__________________________________________________________________________________________
Exercisable at December 31, 1993                           973,631    27  1/8  - 45  1/2
__________________________________________________________________________________________
Weighted average prices:
  Outstanding at December 31, 1993                                               35 11/16
  Exercisable at December 31, 1993                                               34  5/16
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

If the Company is acquired in a business combination transaction, each Right not owned by the 20% holder will entitle its holder to purchase, for $90, common shares of the acquiring company having a market value of $180. Alternatively, if a 20% holder were to acquire the Company by means of a reverse merger in which the Company and its capital stock survive or were to engage in certain "self- dealing" transactions, or if a person or group were to acquire 30% or more of the outstanding capital stock (other than pursuant to a cash offer for all shares), each Right not owned by the acquiring person would entitle its holder to purchase, for $90, capital stock of the Company having a market value of $180. Each Right can be redeemed by the Company for $.05, subject to the occurrence of certain events and other restrictions, and expires in 1996. These Rights may cause substantial ownership dilution to a person or group who attempts to acquire the Company without approval of the Company's Board of Directors. The Rights should not interfere with a business combination transaction that has been approved by the Board of Directors.

14.  Petroleum Segment Information
(Millions of dollars)                                    19931        1992         1991
_________________________________________________________________________________________
Sales to unaffiliated customers:
 Domestic                                            $  692.9        686.2        697.8
 North Sea                                               40.3         46.4         64.2
 Other foreign2                                          60.6         33.2         34.5
_________________________________________________________________________________________
                                                        793.8        765.8        796.5
Interest and other income                                21.6         21.6         28.8
_________________________________________________________________________________________
   Total revenues                                    $  815.4        787.4        825.3
_________________________________________________________________________________________

Earnings (loss) before income taxes:
 Operating profit (loss):
   Domestic3                                             79.2         39.7         67.5
   North Sea                                             (7.7)        13.1         17.2
   Other foreign2                                        16.5         (2.9)        (9.5)
_________________________________________________________________________________________
                                                         88.0         49.9         75.2
 Other income (expense), net                            (63.4)       (52.0)       (41.9)
_________________________________________________________________________________________
   Earnings (loss) before income taxes               $   24.6         (2.1)        33.3
_________________________________________________________________________________________
Identifiable industry assets:
   Domestic                                           1,089.6        705.1        841.3
   North Sea                                            523.2        280.3        245.1
   Other foreign                                         99.5        107.6         64.4
_________________________________________________________________________________________
                                                      1,712.3      1,093.0      1,150.8
Other assets                                            126.4        116.1        102.0
_________________________________________________________________________________________
   Total assets                                      $1,838.7      1,209.1      1,252.8
_________________________________________________________________________________________
Depletion, depreciation and amortization:
 Petroleum                                              123.4        101.6        111.5
 Other                                                    6.4          4.9          4.8
_________________________________________________________________________________________
                                                     $  129.8        106.5        116.3
_________________________________________________________________________________________

Capital expenditures:
 Exploration:
   Domestic                                              31.2         22.7         51.7
   North Sea                                              1.8          3.2          1.5
   Other foreign                                         10.0         12.7         13.5
_________________________________________________________________________________________
                                                         43.0         38.6         66.7
_________________________________________________________________________________________
 Development:
   Domestic                                              58.0         47.9         52.9
   North Sea                                             37.6         27.9         24.7
   Other foreign                                          3.1         30.5          2.0
_________________________________________________________________________________________
                                                         98.7        106.3         79.6
_________________________________________________________________________________________
 Refining and marketing                                  18.4         27.6         15.5
_________________________________________________________________________________________
                                                        160.1        172.5        161.8
 Capitalized interest                                    18.7         12.9         22.6
 Other                                                    3.5          4.4          4.8
_________________________________________________________________________________________
                                                     $  182.3        189.8        189.2
_________________________________________________________________________________________

1  Includes NERCO Oil & Gas, Inc. since October 1, 1993.
2  In 1993, Canadian oil and gas properties were sold for $42.8, which resulted in a gain of $23.5.  See Note 2.
3  In 1992, restructuring and other nonrecurring charges/credits totaled $27.4.
   See Note 4.
/TABLE

15.  Contingencies
Texaco Litigation
In August 1989, the State of Louisiana, in connection with its claim against Texaco Inc. and certain of its subsidiaries ("Texaco") in the Texaco bankruptcy proceedings, filed an Amended and Restated Objection, Amended and Restated Proof of Claim and Complaint naming, as class action defendants, all persons having overriding royalty, working or other mineral interests in State mineral leases held by Texaco. The State sought cancellation of certain interests in State mineral leases, including the interests of class members.

In July 1991, the Company entered into an agreement with Texaco which resolved all claims and issues related to certain Department of Energy matters. Following this settlement, the previously established accrual for the DOE matter, net of certain litigation expenses, was retained with respect to loss contingencies associated with the State of Louisiana gas royalty claim.

In January 1992, the Company was added as a defendant as a result of its ownership of royalty interests in State mineral leases subleased to Texaco and its ownership of overriding royalty and working interests in other State leases with Texaco. The State asserted a monetary claim of $210.9 million in principal and $264.8 million in interest, plus penalties, damages equal to double the amount of royalties allegedly due, and attorneys' fees, against Texaco and the Company based on Texaco's alleged improper calculation of royalties on six State leases which Texaco has operated under subleases from the Company. The monetary amount of the State's claims substantially exceeds the amounts provided for in the financial statements. However, the Company believes that the State's claims are significantly overstated. The State further asserted claims for cancellation of the State mineral leases subleased to Texaco based on Texaco's alleged conduct in operating those leases. Lease cancellation is an extraordinary remedy under Louisiana Law. The Company has filed a cross claim against Texaco asserting contractual and legal claims for indemnity, reimbursement and damages from Texaco for any amounts claimed by the State or any other losses sustained as a result of the State's action.

On February 9, 1994, the Louisiana State Mineral Board preliminarily approved an agreement among the State of Louisiana, Texaco and the Company settling all claims asserted in the litigation. The settlement is subject to a ten day public comment period, after which it will be considered for final approval by the State Mineral Board and then reviewed for fairness by the U.S. District Court for the Middle District of Louisiana, where the claims are pending. Under the terms of the settlement agreement, the Company will make a $5 million cash payment upon approval of the settlement by the Federal District Court and will agree to a reduction of an immaterial amount of future payments to the Company by Texaco related to the Company's 8-1/3% net profits interest (for which the Company has no cost basis) on a limited number of the Company's Louisiana properties. The Company expects, if the settlement agreement is approved as contemplated in its present form, that the amounts provided in the financial statements for this litigation will exceed the amount of the cash payment to be made under the agreement. In the opinion of Management, the ultimate liability with respect to the Texaco litigation will not have a material adverse effect on the results of operations, cash flow or financial position of the Company.

Other
The Company has been notified by the U.S. Environmental Protection Agency that it is one of many Potentially Responsible Parties ("PRP") at three National Priorities List sites. Based on its evaluation of the potential total cleanup costs, its estimate of its potential exposure, and the viability of the other PRP's, the Company believes that any costs ultimately required to be borne by it at these sites will not have a material adverse effect on its results of operations, cash flow or financial position.

The Company is subject to other legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of Management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on results of operations, cash flow or financial position of the Company.

_________________________________________________________________
REPORT OF MANAGEMENT


_________________________________________________________________
The consolidated financial statements of The Louisiana Land and Exploration Company and subsidiaries and the related information included in this Annual Report have been prepared by Management in accordance with generally accepted accounting principles and include certain estimates and judgments which Management considers appropriate. To meet its responsibilities for the fair presentation of consolidated financial statements, Management maintains a system of internal controls, including internal accounting controls, considered appropriate in view of the costs associated with the benefits to be derived. In addition, the Audit Committee meets periodically with the Company's Management, the internal auditors and KPMG Peat Marwick, independent auditors, to review and discuss audit activities and results, internal control procedures and other matters relative to accounting and financial reporting.

Based on the results of these procedures, Management is of the opinion that the system of internal controls in effect during the year ended December 31, 1993 provided reasonable assurance that all transactions were executed in accordance with Management's authorizations, that assets were safeguarded from loss and unauthorized use and that the accounting records and financial statements properly reflect the transactions of the Company.


H. Leighton Steward                 Richard A. Bachmann
Chairman, President and             Executive Vice President and
Chief Executive Officer             Chief Financial Officer

_________________________________________________________________
INDEPENDENT AUDITORS' REPORT


_________________________________________________________________
The Board of Directors and Stockholders
The Louisiana Land and Exploration Company:

We have audited the accompanying consolidated balance sheets of The Louisiana Land and Exploration Company and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Louisiana Land and Exploration Company and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in Notes 11 and 12 to the consolidated financial statements, the Company adopted the methods of accounting for income taxes and postretirement benefits other than pensions prescribed by Statements of Financial Accounting Standards Nos. 109 and 106, respectively.


/s/ KPMG Peat Marwick

KPMG Peat Marwick


New Orleans, Louisiana
February 9, 1994

_________________________________________________________________
UNAUDITED SUPPLEMENTAL DATA:
                                                         Page
                                                       herein

     Management's Discussion and  Analysis                29

     Data on Oil and Gas Activities                       36

     Oil and Gas Operating Data                           44

     Refining and Marketing Operating Data                45

     Oil and Gas Properties                               46

     Wells Drilled                                        47

     Selected Financial Data                              48

     Market Price and Dividend Data                       49

     Quarterly Data                                       50

_________________________________________________________________
MANAGEMENT'S DISCUSSION AND ANALYSIS


_________________________________________________________________
REVIEW OF OPERATIONS (1993 VS 1992)

Gross revenues in 1993 were up $28 million as an increase in oil and gas revenues of $46 million and a $24 million pretax gain on the sale of certain Canadian oil and gas assets more than offset a $40 million decline in refining revenues, lower crude marketing gains and reduced equity in the earnings of the Company's 50%-owned affiliate, CLAM Petroleum Company (CLAM). CLAM's reduced earnings for 1993 reflect the adverse effect of reduced gas prices, lower gas deliveries and a one-time noncash charge of $6 million to income taxes ($3 million net to the Company) for the adoption SFAS No. 109.

Before inclusion of nonrecurring after-tax items netting to a charge of $1.3 million, an extraordinary loss on early retirement of debt of $3.3 million and the favorable effect of two accounting changes amounting to $.2 million, the Company generated earnings of $14 million in 1993. This represents a decline from the comparable 1992 earnings of $18.9 million, which was also exclusive of nonrecurring after-tax items totaling $20.1 million and an extraordinary loss of $5.6 million on the early retirement of debt in 1992. The nonrecurring items in 1993 consisted of the aforementioned $23.5 million ($13.2 million after tax) gain on the sale of certain oil and gas properties, undeveloped acreage and seismic data located in southern Alberta, Canada reduced by a $6.5 million ($4.2 million after tax) charge for the write-down of refinery inventories to market value, a $6.7 million ($4.3 million after tax) charge for the write-off of costs associated with the interim financing provided by banks for the acquisitions of NERCO and T-Block, a $3 million income tax charge to recognize the retroactive rate change enacted in the Budget Reconciliation Act of 1993 and the effect of the aforementioned noncash charge of $6 million ($3 million net to the Company) to the earnings of CLAM. The inclusion of the nonrecurring and extraordinary items resulted in net earnings of $9.6 million in 1993, as compared to the $6.8 million net loss incurred in the prior year.

Oil and Gas Operations

Revenues from oil and gas operations were up $46 million from 1992. Natural gas revenues, up almost $55 million as a result of higher domestic gas prices ($29 million) and deliveries ($25 million), accounted for much of the increase. Liquids revenues, however, were down $5 million. Although crude oil volumes increased in 1993 ($22 million), this revenue gain was more than offset by declining worldwide crude oil prices ($26 million).

Domestic natural gas deliveries were up almost 40 million cubic feet per day from the prior year period. The improvement in domestic natural gas deliveries was due to the acquisition of NERCO, new domestic wells coming onstream and the return to production of wells previously shut-in for repairs and maintenance. These increases were partially offset by the effects of natural declines at mature producing properties.

Crude oil volumes in 1993 were higher due to a 2,400 barrel per day
(BPD) increase in domestic operations, a 300 BPD increase in North Sea operations and an 800 BPD increase in other foreign operations. The increase in domestic operations resulted primarily from the acquisition of NERCO, the purchase of additional working interests in producing properties, new domestic wells coming onstream, and increased production from domestic wells that were shut-in for repairs and maintenance during the prior year. Volumes were up in the North Sea primarily as a result of the purchase of additional working interests in producing properties and the production from T-Block beginning in mid-December 1993. The year-end 1992 acquisition of a working interest in the KAKAP Field in Indonesia resulted in higher volumes from other foreign areas. These production increases were partially offset by natural declines at domestic and foreign properties.

Lease operating and facility expenses increased $8 million during the current year primarily due to operating expenses associated with properties and increased working interests acquired in late 1992 and in 1993 and higher operating and repair and maintenance costs on older properties. These were partially offset by lower workover charges and the inclusion in 1992 of a $3 million nonrecurring charge for the uninsured costs associated with a gas well blowout. Depletion, depreciation and amortization (DD&A) was $23 million higher in 1993 than in the prior year due primarily to DD&A on properties and increased working interests acquired in late 1992 and in 1993. Dry holes and exploratory charges were up over $7 million in the current year due to increases in seismic costs incurred, lease impairment and unsuccessful exploratory wells. General, administrative and other expenses increased over $6 million from the prior year primarily due to the initial accrual of current year costs associated with postretirement benefits other than pensions and increased personnel costs. Interest and debt expenses increased over $3 million due to higher interest expense associated with the increased debt level and the aforementioned write-off of debt issue costs. These additional costs were partially offset by interest capitalized on a greater investment in qualifying projects.

Refining and Marketing Operations

Refining operations resulted in a loss in 1993. Lower revenues from a decline in product prices ($49 million), a write-down of refinery inventories of over $6 million and higher operating expenses ($4 million) more than offset the favorable impact of higher sales volumes ($9 million) and lower feedstock prices ($30 million) resulting in a $10 million pretax operating loss. The refinery had generated a pretax operating profit of $10 million in the prior year. A $3 million profit from crude oil marketing activities partially offset the operating loss, but was also lower than in the prior year.


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

Nevertheless, the Company generated earnings of $18.9 million before the inclusion of nonrecurring after-tax items totaling $20.1 million and an extraordinary loss of $5.6 million on an early retirement of debt. This represents a decline of 10% from the comparable net earnings of 1991. The nonrecurring items consisted of $52.4 million ($34.6 million after tax) for the restructuring of the Company's domestic oil and gas operations and $3 million ($2 million after tax) for the uninsured costs associated with a gas well blowout (after being reduced by $2.5 million in the fourth quarter). The Company also reduced its litigation accrual for the State gas royalty claim $25 million ($16.5 million after tax). The inclusion of the nonrecurring items resulted in a net loss of $6.8 million in 1992.

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

LIQUIDITY AND CAPITAL RESOURCES

In 1993, the Company generated approximately $179 million in cash from operations which, with the proceeds from the equity and debt offerings and the sale of Canadian oil and gas properties, was utilized for the acquisition of NERCO and T-Block, exploration and development projects ($172 million), the repayment of $105 million of long-term debt, payments for prior year accrued capital expenditures included in other investing activities ($36 million) and dividends ($30 million).

In April 1993, the Company completed its second $100 million public offering of debt securities under an existing shelf registration filed in 1992 under the Securities and Exchange Commission's rules with the issuance of 7-5/8% Debentures due 2013. Part of the net proceeds of approximately $98 million was applied to the payment of the $66 million installment of the term loan with banks due in July 1993; the balance was used for general corporate purposes.

In September 1993, the Company completed the acquisition of NERCO for approximately $354 million in cash. The properties acquired include working interests averaging over 50% in 50 producing oil and gas fields located predominately in the Gulf of Mexico, a substantial portion of which are operated by NERCO. Also, included in the acquisition are NERCO's interests in leases on 53 undeveloped blocks in the Gulf.

In December 1993, the Company acquired an 11.26% working interest in T-Block (Block 16/17 in the U.K. North Sea) from British Gas Exploration and Production Limited for approximately $187 million in cash. T-Block contains two oil fields which are under development: the Tiffany Field and the satellite field, Toni. Production from both fields initially came onstream in late 1993. The development of two additional fields, Thelma and Southeast Thelma, is in the advanced planning stage.

To finance the NERCO and T-Block acquisitions, refinance certain existing indebtedness and fund general corporate activities, the Company entered into a $790 million credit facility with a syndicate of banks in September 1993. Availability under the agreement originally consisted of (i) a $540 million Revolving Credit Facility and (ii) a $250 million Term Loan Facility (which was utilized and repaid and is no longer available to the Company). The Revolving Credit Facility was subsequently reduced to $450 million and will be reduced by approximately $24 million quarterly from June 1994 through September 1999.

In November 1993, the Company completed a public offering of 4.4 million shares of capital stock at a price of $44.625 per share. The capital stock was taken from the Company's treasury at an average cost of $33.125 per share. The net proceeds of the offering, after underwriting commissions and expenses, were approximately $189 million and were utilized for the repayment of indebtedness and for general corporate purposes.

In November 1993, the Company filed a registration statement on Form S-3 to register up to $500 million of debt securities under the Securities and Exchange Commission's shelf registration rules, which included the $100 million available under the shelf registration filed in 1992. In December, the Company completed an offering of $200 million of 7.65% Debentures due 2023. The net proceeds of the offering, after underwriting commissions and expenses, were approximately $198 million and were utilized for the repayment of indebtedness and for general corporate purposes.

In December 1993, the Company completed the sale of certain oil and gas producing properties, undeveloped acreage and seismic data located in southern Alberta, Canada for approximately $43 million. Part of the proceeds was utilized to retire the $15 million balance of the Loan Agreement with a group of banks. The balance of the proceeds was utilized for general corporate purposes.

The Company expects that its 1994 capital and exploration program, presently estimated at approximately $248 million, will be financed substantially by internally generated funds. Such expenditures are continually reviewed, and revised as necessary, based on perceived current and long-term economic conditions. The only significant long-term debt due in 1994, the $133.5 million balance of the Term Loan with banks which was due in July 1994, was refinanced in January 1994 with the proceeds of a Revolving Credit Facility drawdown.

As explained in Note 15 of "Notes to Consolidated Financial Statements," the State of Louisiana had asserted claims against the Company in its capacity as sublessor to Texaco of certain State leases, based upon Texaco's alleged royalty miscalculations. In February 1994, a preliminary settlement was agreed to by all parties under which the Company will make a $5 million cash payment, which is less than the amounts provided in the financial statements for this litigation. As also explained in Note 15, the Company has been notified by the U.S. Environmental Protection Agency that it is one of many Potentially Responsible Parties at three National Priorities List sites. In the opinion of Management, the ultimate liability with respect to these matters will not have a material adverse effect on the results of operations, cash flow or financial position of the Company.

In November 1992, Statement of Financial Accounting Standards No. 112 ("SFAS No. 112") - "Employers Accounting for Postemployment Benefits" was issued. SFAS No. 112, which will be effective for 1994, prescribes the accrual of benefits provided to former or inactive employees after employment but before retirement. Application of SFAS No. 112 will not have a material adverse effect on the Company's results of operations, cash flow or financial position.

CAPITAL STOCK, DIVIDENDS AND OTHER MARKET DATA

The Company's capital stock is listed and traded on the New York Stock Exchange, the Toronto Stock Exchange, the London Stock Exchange and the Swiss Stock Exchanges (Basle, Geneva and Zurich). As of February 4, 1994, there were 8,130 holders of record. The quarterly market prices for the past two years and the cash dividends paid in each period are presented in the table on page 50.

As disclosed elsewhere, 4.4 million of the Company's treasury shares were issued in a public offering completed in November 1993. (See Note 13 of "Notes to Consolidated Financial Statements".) The remaining 4.8 million shares being held as treasury shares continued to afford the Company greater financial flexibility to respond to financing and other opportunities that might arise.

The Company has arranged financings totaling approximately $24 million for its ESOP and has sold a total of 836,368 shares of treasury stock to the ESOP. (See Note 8 of "Notes to Consolidated Financial Statements.")

In 1986, the Company's Board of Directors declared a dividend to shareholders consisting of one Capital Stock Purchase Right on each outstanding share of capital stock. These rights may cause substantial ownership dilution to a person or group who attempts to acquire the Company without approval of the Company's Board of Directors. The rights should not interfere with a business combination transaction that has been approved by the Board of Directors. (See Note 13 of "Notes to Consolidated Financial Statements.")

The Company has reserved 1,254,638 shares of its capital stock for future grants and exercises of stock options. (See Note 13 of "Notes to Consolidated Financial Statements.")

NOTE:
            The accompanying consolidated financial statements and notes thereto and the unaudited supplemental data are an integral part of this discussion and analysis and should be read in conjunction herewith.

_________________________________________________________________
DATA ON OIL AND GAS ACTIVITIES (Unaudited)


_________________________________________________________________
The tables below set forth estimates of the proved reserves attributable to the working and royalty interests of the Company (net of royalties payable to other parties) along with a summary of the changes in the quantities of proved reserves during the periods indicated. Also set forth is the Company's 50% equity interest in the proved reserves of CLAM Petroleum Company. There have been no significant changes in the estimates of proved reserves since December 31, 1993.

                                                  Liquids (Millions of barrels)
                                                  North                 Other
                                      Domestic      Sea      CLAM     Foreign     Total
_________________________________________________________________________________________
Proved reserves at December 31, 1990      45.1     28.6        .4        13.7      87.8
Revisions of previous estimates            6.0      (.1)        -        (1.6)      4.3
Purchase of reserves in place                -        -         -           -         -
Extensions, discoveries and
  other additions                          4.2       .2         -         1.5       5.9
Production                                (8.2)    (3.2)        -        (2.2)    (13.6)
Sales of reserves in place                 (.1)       -         -           -       (.1)
_________________________________________________________________________________________
Proved reserves at December 31, 1991      47.0     25.5        .4        11.4      84.3
Revisions of previous estimates            5.3      (.6)        -           -       4.7
Purchase of reserves in place              2.6        -         -         5.8       8.4
Extensions, discoveries and
  other additions                          3.0      2.8         -          .6       6.4
Production                                (7.9)    (2.5)        -        (2.1)    (12.5)
Sales of reserves in place                 (.6)       -         -           -       (.6)
_________________________________________________________________________________________
Proved reserves at December 31, 1992      49.4     25.2        .4        15.7      90.7
Revisions of previous estimates           (2.8)     (.2)        -         2.5       (.5)
Purchase of reserves in place             11.9     17.5         -           -      29.4
Extensions, discoveries and
  other additions                          1.7        -         -          .8       2.5
Production                                (8.8)    (2.5)        -        (2.4)    (13.7)
Sales of reserves in place                 (.2)       -         -        (5.1)     (5.3)
_________________________________________________________________________________________
Proved reserves at December 31, 1993      51.2     40.0        .4        11.5     103.1
_________________________________________________________________________________________

Proved-developed reserves at
 December 31,
_________________________________________________________________________________________
 1991                                     42.4      9.2        .3         9.1      61.0
_________________________________________________________________________________________
 1992                                     46.8      6.1        .3        10.4      63.6
_________________________________________________________________________________________
 1993                                     47.0     36.9        .3         5.7      89.9
_________________________________________________________________________________________

                                                Gas (Billions of cubic feet)
                                                  North                 Other
                                      Domestic      Sea      CLAM     Foreign     Total
_________________________________________________________________________________________
Proved reserves at December 31, 1990     513.1    126.6     200.9        11.5     852.1
Revisions of previous estimates           32.8     (3.1)      5.4         (.8)     34.3
Purchase of reserves in place               .2        -         -           -        .2
Extensions, discoveries and
  other additions                         30.3        -         -         1.5      31.8
Production                               (54.9)     (.1)    (17.8)       (1.6)    (74.4)
Sales of reserves in place                 (.6)       -         -           -       (.6)
_________________________________________________________________________________________
Proved reserves at December 31, 1991     520.9    123.4     188.5        10.6     843.4
Revisions of previous estimates            9.7     (4.6)     (6.6)        (.2)     (1.7)
Purchase of reserves in place              3.2        -         -           -       3.2
Extensions, discoveries and
  other additions                         14.7     15.8         -          .6      31.1
Production                               (51.3)     (.1)    (14.8)       (1.8)    (68.0)
Sales of reserves in place               (53.1)       -         -           -     (53.1)
_________________________________________________________________________________________
Proved reserves at December 31, 1992     444.1    134.5     167.1         9.2     754.9
Revisions of previous estimates           20.5     (3.2)      (.6)        1.0      17.7
Purchase of reserves in place            221.6     11.5         -           -     233.1
Extensions, discoveries and
  other additions                         12.2        -         -         2.6      14.8
Production                               (65.6)     (.1)    (12.6)       (1.9)    (80.2)
Sales of reserves in place                (1.2)       -         -        (3.2)     (4.4)
_________________________________________________________________________________________
Proved reserves at December 31, 1993     631.6    142.7     153.9         7.7     935.9
_________________________________________________________________________________________

Proved-developed reserves at
 December 31,
 1991                                    331.8     38.2     128.9        10.5     509.4
_________________________________________________________________________________________
 1992                                    270.9     35.3     112.7         9.2     428.1
_________________________________________________________________________________________
 1993                                    405.9    132.9     118.9         7.7     665.4
_________________________________________________________________________________________

The table below sets forth estimates of the domestic sulphur reserves attributable to the interests of the Company as of December 31:

                                                                                Proved-
(Thousands of long tons)                                          Proved      developed
_________________________________________________________________________________________
1991                                                               591.2          225.5
_________________________________________________________________________________________
1992                                                               608.3          242.6
_________________________________________________________________________________________
1993                                                               583.6          226.1
_________________________________________________________________________________________

_________________________________________________________________
Standardized Measure of Discounted Future Net Cash Flows and
Changes Therein Relating to Proved Oil and Gas Reserves



The following supplemental data on the Company's oil and gas activities were prepared in accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 69 - "Disclosures About Oil and Gas Producing Activities." Estimated future net cash flows are determined by: (1) applying the respective year-end oil and gas prices to the Company's estimates of future production of proved reserves; (2) deducting estimates of the future costs of development and production of proved reserves based on the assumed continuation of the cost levels and economic conditions existing at the respective year-end; and (3) deducting estimates of future income taxes based on the respective year-end and future statutory tax rates. Present value is determined using the FASB-prescribed discount rate of 10% per annum.

Although the information presented is based on the Company's best estimates of the required data, the methods and assumptions used in preparing the data were those prescribed by the FASB. Although unrealistic, they were specified in order to achieve uniformity in assumptions and to provide for the use of reasonably objective data. It is important to note here that this information is neither fair market value nor the present value of future cash flows and it does not reflect changes in oil and gas prices experienced since the respective year-end. It is primarily a tool designed by the FASB to allow for a reasonable comparison of oil and gas reserves and changes therein through the use of a standardized method. Accordingly, the Company cautions that this data should not be used for other than its intended purpose.

_________________________________________________________________________________________
STANDARDIZED MEASURE AT DECEMBER 31, 1993:

                                                          North      Other
(Millions of dollars)                       Domestic        Sea    Foreign        Total
_________________________________________________________________________________________
Future cash inflows                         $2,153.6      933.2      160.1      3,246.9
Future production and development costs       (996.1)    (287.3)    (110.2)    (1,393.6)
Future income tax expenses                    (228.1)    (149.8)      (9.6)      (387.5)
_________________________________________________________________________________________
Future net cash flows                          929.4      496.1       40.3      1,465.8
10% annual discount for estimated timing
 of cash flows                                (347.6)    (180.9)     (13.9)      (542.4)
_________________________________________________________________________________________
Standardized measure of discounted future
 net cash flows                             $  581.8      315.2       26.4        923.4
_________________________________________________________________________________________

CLAM                                        $      -       51.8          -         51.8
_________________________________________________________________________________________

PRINCIPAL SOURCES OF CHANGE DURING 1993:

(Millions of dollars)
_________________________________________________________________________________________
Sales and transfers, net of production costs                                  $  (225.9)
Net change in prices and production costs                                        (209.6)
Extensions, discoveries and improved recovery,
 less related costs                                                                25.6
Net change in future development costs                                           (114.3)
Previously estimated development costs
 incurred during the year                                                          56.6
Revisions of previous reserve estimates                                            10.1
Purchase of reserves in place                                                     514.4
Sales of reserves in place                                                        (24.1)
Accretion of discount                                                             101.3
Net change in income taxes                                                        100.6
Other                                                                             (12.7)
_________________________________________________________________________________________
 Net change                                                                   $   222.0
_________________________________________________________________________________________

_________________________________________________________________________________________
STANDARDIZED MEASURE AT DECEMBER 31, 1992:
                                                          North      Other
(Millions of dollars)                       Domestic        Sea    Foreign        Total
_________________________________________________________________________________________
Future cash inflows                         $1,794.9      779.0      276.6      2,850.5
Future production and development costs       (715.7)    (261.0)    (145.0)    (1,121.7)
Future income tax expenses                    (292.4)    (241.4)     (38.2)      (572.0)
_________________________________________________________________________________________
Future net cash flows                          786.8      276.6       93.4      1,156.8
10% annual discount for estimated timing
 of cash flows                                (313.9)    (113.6)     (27.9)      (455.4)
_________________________________________________________________________________________
Standardized measure of discounted future
 net cash flows                             $  472.9      163.0       65.5        701.4
_________________________________________________________________________________________

CLAM                                        $      -       65.1          -         65.1
_________________________________________________________________________________________

PRINCIPAL SOURCES OF CHANGE DURING 1992:
(Millions of dollars)
_________________________________________________________________________________________
Sales and transfers, net of production costs                                    $(203.3)
Net change in prices and production costs                                          (9.2)
Extensions, discoveries and improved recovery,
 less related costs                                                                57.9
Net change in future development costs                                             12.3
Previously estimated development costs
 incurred during the year                                                          70.5
Revisions of previous reserve estimates                                            47.6
Purchase of reserves in place                                                      61.7
Sales of reserves in place                                                        (52.2)
Accretion of discount                                                              69.1
Net change in income taxes                                                          3.3
Other                                                                             (47.1)
_________________________________________________________________________________________
 Net change                                                                     $  10.6
_________________________________________________________________________________________

_________________________________________________________________________________________
STANDARDIZED MEASURE AT DECEMBER 31, 1991:
                                                          North      Other
(Millions of dollars)                       Domestic        Sea    Foreign        Total
_________________________________________________________________________________________
Future cash inflows                         $1,793.3      783.4      179.9      2,756.6
Future production and development costs       (691.2)    (340.6)     (79.1)    (1,110.9)
Future income tax expenses                    (294.0)    (200.3)     (13.2)      (507.5)
_________________________________________________________________________________________
Future net cash flows                          808.1      242.5       87.6      1,138.2
10% annual discount for estimated timing
 of cash flows                                (296.1)    (126.5)     (24.8)      (447.4)
_________________________________________________________________________________________
Standardized measure of discounted future
 net cash flows                             $  512.0      116.0       62.8        690.8
_________________________________________________________________________________________

CLAM                                        $      -       79.8          -         79.8
_________________________________________________________________________________________

PRINCIPAL SOURCES OF CHANGE DURING 1991:
(Millions of dollars)
_________________________________________________________________________________________
Sales and transfers, net of production costs                                    $(234.6)
Net change in prices and production costs                                        (641.4)
Extensions, discoveries and improved recovery,
 less related costs                                                                74.1
Net change in future development costs                                            (34.4)
Previously estimated development costs
 incurred during the year                                                          79.3
Revisions of previous reserve estimates                                            63.0
Accretion of discount                                                             106.0
Net change in income taxes                                                        154.9
Other                                                                              63.8
_________________________________________________________________________________________
 Net change                                                                     $(369.3)
_________________________________________________________________________________________

_________________________________________________________________________________________
Results of Operations for Oil and Gas Activities

Years ended December 31:
                                                      North          Other
1993 (Millions of dollars)             Domestic1        Sea        Foreign2       Total
_________________________________________________________________________________________
Revenues                                $ 290.03       40.3           60.6        390.9
Production costs                          (81.2)      (24.9)         (17.8)      (123.9)
Exploration expenses                      (31.4)       (3.8)         (13.6)       (48.8)
DD&A                                      (86.2)      (19.3)         (12.7)      (118.2)
_________________________________________________________________________________________
                                           91.2        (7.7)          16.5        100.0
Income tax (expense) benefit              (32.0)        1.5           (6.8)       (37.3)
_________________________________________________________________________________________
 Earnings (loss)4                       $  59.2        (6.2)           9.7         62.7
_________________________________________________________________________________________

CLAM5                                   $     -         2.3              -          2.3
_________________________________________________________________________________________

1992 (Millions of dollars)
_________________________________________________________________________________________
Revenues                                  238.73       46.4           33.2        318.3
Production costs                          (76.8)      (20.0)         (18.2)      (115.0)
Exploration expenses                      (30.5)       (4.1)          (6.9)       (41.5)
DD&A and restructuring charge            (104.1)       (9.2)         (11.0)      (124.3)
_________________________________________________________________________________________
                                           27.3        13.1           (2.9)        37.5
Income tax (expense) benefit               (8.5)       (8.4)            .9        (16.0)
_________________________________________________________________________________________
 Earnings (loss)4                       $  18.8         4.7           (2.0)        21.5
_________________________________________________________________________________________

CLAM5                                   $     -         6.4              -          6.4
_________________________________________________________________________________________

1991 (Millions of dollars)
_________________________________________________________________________________________
Revenues                                  249.83       64.2           34.5        348.5
Production costs                          (75.9)      (21.7)         (16.3)      (113.9)
Exploration expenses                      (53.6)       (4.6)         (16.4)       (74.6)
DD&A                                      (74.8)      (20.7)         (11.3)      (106.8)
_________________________________________________________________________________________
                                           45.5        17.2           (9.5)        53.2
Income tax expense                        (14.3)       (7.0)           (.7)       (22.0)
_________________________________________________________________________________________
 Earnings (loss)4                       $  31.2        10.2          (10.2)        31.2
_________________________________________________________________________________________

CLAM5                                   $     -        14.0              -         14.0
_________________________________________________________________________________________

1  Includes NERCO Oil & Gas, Inc. since October 1, 1993.
2  In 1993, Canadian oil and gas properties were sold for $42.8, which resulted in a gain of
   $23.5 (before income taxes of $10.3).
3  Includes intercompany transfers to the Company's refinery of $22.4, $20.7 and $18.7 in 1993,
   1992 and 1991, respectively.
4  Excludes other income, general and administrative expenses and interest and debt expenses.
5  Represents the Company's equity in CLAM's net earnings after U.S. income taxes.  See Note
   6 of "Notes to Consolidated Financial Statements."

_________________________________________________________________________________________
Costs Incurred in Oil and Gas Activities

Years ended December 31:
                                                      North          Other
1993 (Millions of dollars)              Domestic        Sea        Foreign        Total
_________________________________________________________________________________________
Property acquisition:
 Proved                                  $ 364.2      159.4              -        523.6
 Unproved                                    4.5       40.8            1.2         46.5
Exploration                                 39.1        2.1           17.7         58.9
Development                                 52.2       24.2            3.1         79.5
_________________________________________________________________________________________
                                           460.0      226.5           22.0        708.5
Capitalized interest                         3.9       14.8              -         18.7
_________________________________________________________________________________________
                                         $ 463.9      241.3           22.0        727.2
_________________________________________________________________________________________

CLAM                                     $     -        5.2              -          5.2
_________________________________________________________________________________________

1992 (Millions of dollars)
_________________________________________________________________________________________
Property acquisition:
 Proved                                      8.3          -           27.5         35.8
 Unproved                                    2.5          -            8.1         10.6
Exploration                                 29.8        3.5            7.8         41.1
Development                                 39.5       27.9            3.1         70.5
_________________________________________________________________________________________
                                            80.1       31.4           46.5        158.0
Capitalized interest                         4.0        8.9              -         12.9
_________________________________________________________________________________________
                                         $  84.1       40.3           46.5        170.9
_________________________________________________________________________________________

CLAM                                     $     -       10.7              -         10.7
_________________________________________________________________________________________

1991 (Millions of dollars)
_________________________________________________________________________________________
Property acquisition:
 Proved                                       .2          -              -           .2
 Unproved                                    6.9          -            1.5          8.4
Exploration                                 53.1        2.0           17.1         72.2
Development                                 52.7       24.7            2.0         79.4
_________________________________________________________________________________________
                                           112.9       26.7           20.6        160.2
Capitalized interest                        14.7        7.8             .1         22.6
_________________________________________________________________________________________
                                         $ 127.6       34.5           20.7        182.8
_________________________________________________________________________________________

CLAM                                     $     -       18.2              -         18.2
_________________________________________________________________________________________

_________________________________________________________________________________________
OIL AND GAS OPERATING DATA1
Years ended December 31:
                                        19932      1992      1991       1990       1989
_________________________________________________________________________________________
CRUDE AND CONDENSATE3
Production (barrels per day):
 Domestic:
   Working interest                   17,586     15,308    16,439     17,085     17,909
   Royalty interest                    4,161      4,070     4,070      4,041      4,406
_________________________________________________________________________________________
                                      21,747     19,378    20,509     21,126     22,315
 North Sea (working interest)          6,529      6,258     8,352     10,283      9,760
 Other foreign (working interest)      6,509      5,674     5,896      6,652      5,072
_________________________________________________________________________________________
                                      34,785     31,310    34,757     38,061     37,147
_________________________________________________________________________________________

Average price received (per barrel):
 Domestic                          $   16.96      19.14     20.13      22.69      17.94
 North Sea                             16.20      19.11     19.96      23.13      17.42
 Other foreign                         14.40      14.98     14.53      18.89      15.75
 Consolidated                          16.34      18.38     19.14      22.15      17.50
_________________________________________________________________________________________

NATURAL GAS
Production (thousands of cubic feet
 per day):
 Domestic:
   Working interest                  155,917    119,050   124,592    126,610    136,864
   Royalty interest                   23,861     21,146    25,666     24,771     22,342
_________________________________________________________________________________________
                                     179,778    140,196   150,258    151,381    159,206
 North Sea (working interest)            156        236       283        349        325
 Other foreign (working interest)      5,316      4,871     4,388      4,918      5,527
 CLAM Petroleum Company               34,608     40,485    48,772     46,330     53,045
_________________________________________________________________________________________
                                     219,858    185,788   203,701    202,978    218,103
_________________________________________________________________________________________

Average price received (per MCF):
 Domestic                          $    2.19       1.75      1.53       1.74       1.96
 North Sea                              1.51       1.92      1.91       2.48       1.85
 Other foreign                          1.27       0.84      1.03       1.13       1.05
 CLAM Petroleum Company                 2.35       2.73      3.08       2.76       2.19
 Consolidated                           2.19       1.94      1.89       1.96       1.99
_________________________________________________________________________________________

PLANT PRODUCTS
Production (barrels per day):
 Domestic (working interest)           2,377      2,294     2,145      2,197      2,520
 North Sea (working interest)            352        461       510        612        377
 Other foreign (working interest)         29         39        33         29         55
_________________________________________________________________________________________
                                       2,758      2,794     2,688      2,838      2,952
_________________________________________________________________________________________

Average price received (per barrel):
 Domestic                          $   11.26      13.07     14.89      14.31       9.40
 North Sea                             12.62      14.47     16.93      15.36      10.65
 Other foreign                         11.97      12.68     13.12      13.70       4.58
 Consolidated                          11.44      13.29     15.26      14.53       9.47
_________________________________________________________________________________________

1 Includes the Company's 50% equity interest in its unconsolidated affiliate, CLAM Petroleum Company.
2  Includes NERCO Oil & Gas, Inc. since October 1, 1993.
3  Before the elimination of intercompany transfers.
/TABLE

_________________________________________________________________________________________
REFINING AND MARKETING OPERATING DATA
Years ended December 31,:

(Millions of dollars)                   1993       1992      1991       1990       1989
_________________________________________________________________________________________
Refining operating profit (loss):
 Revenues:
   Refined products*               $   422.6      462.6     451.5      453.8      360.5
   Other                                 1.9         .3        .2         .7         .2
_________________________________________________________________________________________
                                       424.5      462.9     451.7      454.5      360.7
_________________________________________________________________________________________

 Costs and expenses:
   Cost of sales*                      390.6      413.6     401.4      396.9      315.9
   Operating expenses                   35.2       31.4      32.4       33.1       28.9
   Depreciation                          5.2        5.0       4.7        4.5        4.3
   Taxes, other than income              3.5        3.3       2.7        3.4        2.9
_________________________________________________________________________________________
                                       434.5      453.3     441.2      437.9      352.0
_________________________________________________________________________________________
                                       (10.0)       9.6      10.5       16.6        8.7
Crude marketing gain (loss)              2.9        5.1      15.0      (10.1)       3.6
_________________________________________________________________________________________
                                   $    (7.1)      14.7      25.5        6.5       12.3
_________________________________________________________________________________________
*Before the elimination of
 intercompany transfers to
 the Company's refinery            $    22.4       20.7      18.7       22.3       21.3
_________________________________________________________________________________________

Sales (barrels per day):
 No. 2 fuel oil                       11,471     12,471    11,079     13,162      9,911
 Leaded gasoline                           -          -         -         14      1,423
 Unleaded gasoline                    22,747     23,640    21,675     21,618     13,472
 Jet fuel                              6,488      5,415     5,102      5,595      5,789
 Naphtha                               5,477      4,922     4,045      6,260      5,847
 Other                                 8,347      6,880     6,987      8,258     11,674
_________________________________________________________________________________________
                                      54,530     53,328    48,888     54,907     48,116
_________________________________________________________________________________________

Average price received (per
 barrel)                           $   21.24      23.70     25.30      22.65      20.52
_________________________________________________________________________________________

_________________________________________________________________________________________
OIL AND GAS PROPERTIES
December 31, 1993

                                              Productive acreage    Undeveloped acreage
(Thousands of acres)                          Gross         Net      Gross          Net
_________________________________________________________________________________________
LEASEHOLDS AND OPTIONS
Domestic:
 Offshore Gulf of Mexico                       343.2      167.6       470.5       315.2
 Louisiana                                     128.7       80.0        34.3        13.7
 Mississippi/Alabama/Florida                    14.8       11.5         5.5         1.1
 Colorado/Utah/New Mexico                        1.3         .6       168.8       110.8
 Wyoming                                        44.1       12.6       267.4       110.4
 Other                                          59.5        9.5        77.4         9.0
_________________________________________________________________________________________
                                               591.6      281.8     1,023.9       560.2
_________________________________________________________________________________________
North Sea:
 Netherlands                                     2.7        1.0       103.3        36.0
 United Kingdom                                 19.1        1.2       147.2        12.0
_________________________________________________________________________________________
                                                21.8        2.2       250.5        48.0
_________________________________________________________________________________________
Other foreign:
 Algeria                                           -          -     1,552.9     1,009.4
 Australia                                         -          -     2,242.8       557.6
 Canada                                         33.3       16.5       194.1       111.1
 Colombia                                       11.7        1.6       523.7       427.0
 France                                            -          -       113.4        56.7
 Indonesia                                       5.9         .9       489.7        66.2
 Papua New Guinea                                  -          -     2,868.4     2,750.5
 Tunisia                                           -          -     1,021.0       510.5
 Yemen                                             -          -     1,167.9       198.5
_________________________________________________________________________________________
                                                50.9       19.0    10,173.9     5,687.5
_________________________________________________________________________________________
FEE LANDS                                       95.0       95.0       499.0       499.0
_________________________________________________________________________________________
CLAM PETROLEUM COMPANY (50%)
 Netherlands-North Sea                          42.0        5.3       805.9       184.3
_________________________________________________________________________________________

                                               801.3      403.3    12,753.2     6,979.0
_________________________________________________________________________________________

_______________________________________________________________________________________
WELLS DRILLED
Years ended December 31:

                              1993         1992        1991         1990         1989
_______________________________________________________________________________________
GROSS WELLS DRILLED (BY LOCATION)
Working interest
Domestic:
 Offshore Gulf of Mexico        23            5          18           13           16
 Louisiana                      10           17          30           28           28
 Michigan                        -            -           -            1            3
 Oklahoma                        -            -          25           25           16
 Texas                           -            -           3            -            1
 Wyoming                         6            2           9            7            6
 Other                           -            1           -            -            1
_______________________________________________________________________________________
                                39           25          85           74           71
_______________________________________________________________________________________
North Sea:
 Netherlands                     4            5          10           14            6
 United Kingdom                  5            8           4            8            6
_______________________________________________________________________________________
                                 9           13          14           22           12
_______________________________________________________________________________________
Other foreign:
 Canada                         38           33          44           44           49
 Colombia                        -            3           2            4            5
 Other                           2            1           2            2            -
_______________________________________________________________________________________
                                40           37          48           50           54
_______________________________________________________________________________________
Total working interest          88           75         147          146          137
Royalty interest                35           26          28           31           36
_______________________________________________________________________________________
Total wells                    123          101         175          177          173
_______________________________________________________________________________________

Gross (Net) Wells Drilled (by type)
Exploratory:
 Oil                     34  (15.2)   26  (13.1)   33 (15.1)    28 (14.4)    43 (19.2)
 Gas                     18   (3.9)   10   (2.5)   34 (12.4)    40 (15.1)    28  (9.3)
 Dry                     31  (11.4)   28  (12.4)   74 (29.5)    77 (28.1)    56 (23.5)
_______________________________________________________________________________________
                         83  (30.5)   64  (28.0)  141 (57.0)   145 (57.6)   127 (52.0)
_______________________________________________________________________________________
Development:
 Oil                     17   (2.1)   22   (2.6)   23  (2.4)    14  (2.5)    20  (3.6)
 Gas                     21   (3.4)    6   (1.4)    9  (1.5)    17  (1.7)    19  (2.7)
 Dry                      2    (.3)    9    (.7)    2   (.6)     1    (-)     7   (.9)
_______________________________________________________________________________________
                         40   (5.8)   37   (4.7)   34  (4.5)    32  (4.2)    46  (7.2)
_______________________________________________________________________________________
Total wells             123  (36.3)  101  (32.7)  175 (61.5)   177 (61.8)   173 (59.2)
_______________________________________________________________________________________

_________________________________________________________________________________________
SELECTED FINANCIAL DATA
Years ended December 31,:

                                       (Millions of dollars, except per share data)
                                        19931      19922     1991       19902      1989
_________________________________________________________________________________________
Revenues                           $   815.4      787.4     825.3      874.7      760.6
Operating profit                   $    88.0       49.9      75.2      142.1      118.5
Net earnings (loss)                $     9.6       (6.8)     20.9       54.9       44.1
Primary and fully diluted
  earnings (loss) per share        $    0.33      (0.24)     0.74       1.94       1.50
Average shares (millions)               29.5       28.4      28.3       28.3       29.4
_________________________________________________________________________________________
Cash flows from operations         $   178.9      178.7     209.2      251.9      268.6
Working capital (deficit):
   End of year                     $    15.6      (20.2)     24.2       27.2      (11.7)
   Current ratio                        1.09        .88      1.15       1.17        .94
_________________________________________________________________________________________
Total assets                       $ 1,838.7    1,209.1   1,252.8    1,226.0    1,199.4
Long-term debt                     $   734.5      343.0     347.3      346.1      366.9
Stockholders' equity               $   599.8      416.6     446.5      448.7      416.2
Cash dividends per share           $    1.00       1.00      1.00       1.00       1.00
_________________________________________________________________________________________

1
 Includes NERCO Oil & Gas, Inc. since October 1, 1993.  In 1993, nonrecurring items resulted in a charge to net earnings of $1.3, which consisted of:  Canadian oil and gas properties were sold for $42.8, which resulted in a gain of $23.5 ($13.2 after income taxes); refinery inventories were reduced to market value at year end resulting in a charge of $6.5 ($4.2 after income taxes); debt issue costs associated with a credit facility were written off resulting in a charge of $6.7 ($4.3 after income taxes); a $3 income tax charge to recognize the retroactive rate change enacted in the Budget Reconciliation Act of 1993; and a $3 after-tax charge to the Company's equity in the earnings of its affiliate due to CLAM's adoption of SFAS
 No. 109.
2
 In 1992, restructuring and other nonrecurring charges/credits totaled $27.4.  See Note 4 of
 "Notes to Consolidated Financial Statements."  In 1990, nonrecurring charges/credits included a provision for certain litigation which was offset by credits resulting from the conclusion of the 1988 restructuring program at a smaller loss than originally estimated and a favorable settlement of a potential tax claim.

_________________________________________________________________________________________
MARKET PRICE AND DIVIDEND DATA

                                                            Quarter ended
                                              March 31    June 30    Sept. 30   Dec. 31
_________________________________________________________________________________________
1993:
Capital stock price:
 High                                         $47          47 7/8      49        47 1/2
 Low                                           31          40 1/2      40 7/8    37 7/8
Cash dividends per share                         0.25        0.25        0.25      0.25
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
_________________________________________________________________________________________

_________________________________________________________________________________________
QUARTERLY DATA
                                                            Quarter ended
(Millions, except per share data)             March 31    June 30    Sept. 30   Dec. 31
_________________________________________________________________________________________
1993*:
Revenues                                        $186.9      194.7       193.5     240.3
Costs and Expenses                               181.9      184.7       190.9     233.3
_________________________________________________________________________________________
Earnings (loss) before income taxes                5.0       10.0         2.6       7.0
Income tax expense (benefit)                       2.3        4.4         4.4        .8
_________________________________________________________________________________________
Earnings (loss) before extraordinary item
 and accounting changes                            2.7        5.6        (1.8)      6.2
Loss on early retirement of debt                     -          -           -      (3.3)
Changes in accounting principles                    .2          -           -         -
_________________________________________________________________________________________
Net earnings (loss)                             $  2.9        5.6        (1.8)      2.9
_________________________________________________________________________________________

Primary and fully diluted earnings (loss)
 per share before extraordinary item
 and accounting changes                           0.09       0.20       (0.06)     0.19
Loss on early retirement of debt                     -          -           -     (0.10)
Changes in accounting principles                  0.01          -           -         -
_________________________________________________________________________________________
Earnings (loss) per share                       $ 0.10       0.20       (0.06)     0.09
_________________________________________________________________________________________

Average shares                                    28.5       28.8        28.9      31.7
_________________________________________________________________________________________

                                                            Quarter ended
(Millions, except per share data)             March 31    June 30    Sept. 30   Dec. 31
_________________________________________________________________________________________
1992**:
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
_________________________________________________________________________________________


                                                                         (continued)

*
   Includes NERCO Oil & Gas, Inc. since October 1, 1993.  In the first quarter of 1993, the
   Company recorded a $3 after-tax charge to its equity in the earnings of its affiliate due to
   CLAM's adoption of SFAS No. 109.  In the third quarter of 1993, the Company recorded a $3 income tax charge to recognize the retroactive rate change enacted in the Budget
   Reconciliation Act of 1993.  In the fourth quarter of 1993, nonrecurring items resulted in a net credit to earnings of $10.3 ($4.7 after income taxes), which consisted of:  Canadian oil and gas properties were sold for $42.8, which resulted in a gain of $23.5 ($13.2 after income taxes); refinery inventories were reduced to market value at year end resulting in a charge of $6.5 ($4.2 after income taxes); and debt issue costs associated with a credit facility were written off resulting in a charge of $6.7 ($4.3 after income taxes).
**
   In the first quarter of 1992, the Company recorded a $60.4 charge (before income tax benefits of approximately $20.5) against earnings to provide for the restructuring of its oil and gas operations.  This charge includes provisions for estimated losses on the disposition of selected domestic properties of $55.6 (both developed and undeveloped) and costs associated with staff retirements, reductions and related transition expenses of $4.8.  In addition, the
   Company reduced its litigation accrual for the State of Louisiana gas royalty claim by $25
   (before income taxes of $8.5).  Also in the first quarter of 1992, the Company recorded a
   $5.5 charge (before income tax benefits of $1.9) against earnings to provide for the estimated uninsured losses associated with a gas well blowout.  This charge was reduced by
   $2.5 in the fourth quarter.  In the third quarter of 1992, the Company completed the sale of the selected properties for a purchase price of $48.1.  The transaction resulted in a gain of approximately $8 (before income taxes of $2.7)  which was applied to the previously recorded restructuring charges.

                                  EXHIBIT 21

                                                                            Exhibit 21

                        THE LOUISIANA LAND AND EXPLORATION COMPANY
                                     AND SUBSIDIARIES

                              Subsidiaries of the Registrant
                                     December 31, 1993

                                                  % Ownership       Jurisdiction
                                                  by Immediate           of
                                                     Parent         Incorporation
_______________________________________________________________________________________
The Louisiana Land and Exploration Company              -             Maryland
  LL&E Algeria, Ltd.                                  100             Bermuda
  LL&E Australia (Offshore) Pty., Ltd.                100             Australia
  LL&E (Australia) Pty., Ltd.                         100             Australia
  LL&E Canada Holdings, Inc.                          100             Delaware
  LL&E Canada, Ltd.                                   100             Canada
  LL&E Colombia, Inc.                                 100             Delaware
  LL&E Egypt, Inc.                                    100             Delaware
  LL&E Erave Pty., Ltd.                               100             Papua New Guinea
  LL&E Espana, Inc.                                   100             Delaware
  LL&E (Europe-Africa-Middle East) Inc.               100             Delaware
  LL&E France, S.A.                                   100             France
  LL&E Gas Marketing, Inc.                            100             Delaware
  LL&E Gippsland Pty., Ltd.                           100             Australia
  LL&E Holland, Ltd.                                  100             Canada
  LL&E, Inc.                                          100             Delaware
  LL&E Indonesia, Ltd.                                100             British Virgin Islands
  LL&E International, Inc.                            100             Delaware
  LL&E Mining, Inc.                                   100             Delaware
  LL&E (Netherlands) Inc.                             100             Delaware
    MaraLou Netherlands Partnership*                   50             Texas
      CLAM Petroleum Company                          100             Delaware
  LL&E Netherlands North Sea, Ltd.                    100             Canada
  LL&E Netherlands Petroleum Company                  100             Delaware
  LL&E Overseas Petroleum, Ltd.                       100             Delaware
  LL&E Petroleum Marketing, Inc.                      100             Delaware
    LL&E Petroleum Terminals, Inc.                    100             Delaware
  LL&E Petroleum Resources International, Inc.        100             Delaware
  LL&E Pipeline Corporation                           100             Delaware
  LL&E PNG Pty., Ltd.                                 100             Papua New Guinea
  LL&E Properties, Inc.                               100             Texas
    Westport Utilities Systems Co., Inc.              100             Louisiana
  LL&E Sepik Pty., Ltd.                               100             Papua New Guinea
  LL&E Suez, Inc.                                     100             Delaware
  LL&E Timor Sea Pty., Ltd.                           100             Australia
  LL&E Tunisia, Inc.                                  100             Delaware
  LL&E Tunisia, Ltd.                                  100             Bermuda
  LL&E (U.K.) Inc.                                    100             Delaware
  LL&E Yemen, Ltd.                                    100             Bermuda

                                                                            Exhibit 21
                                                                           (Continued)

                        THE LOUISIANA LAND AND EXPLORATION COMPANY
                                     AND SUBSIDIARIES

                              Subsidiaries of the Registrant
                                     December 31, 1993

                                                   % Ownership       Jurisdiction
                                                   by Immediate           of
                                                      Parent         Incorporation
_______________________________________________________________________________________
   LLOXY Holdings, Inc.                                100             Maryland
     LLOXY Production Financing Company, Inc.          100             Delaware
     Molokai California Limited                        100             California
     Kaluakoi Corporation                              100             Hawaii
   White Pine Leasing, Inc.                            100             Delaware
   Inexco Oil Company                                  100             Delaware
     Wilson Brothers Drilling Company                  100             Delaware
   Evangeline Northwest Corporation                    100             Oregon
     Evangeline Gas Corp.                               45             Delaware

*  Unconsolidated affiliate accounted for under the equity method.

                                  EXHIBIT 23

                                                           Exhibit 23










The Board of Directors
The Louisiana Land and Exploration Company:


We consent to incorporation by reference in Registration Statements No. 2-79097, No. 2-98948, No. 33-22108, No. 33-22338 and No. 33-37814 on Form
S-8, No. 33-48339 and No. 33-50991 on Form S-3 and No. 33-6593 on Form S-4
of The Louisiana Land and Exploration Company of our reports dated
February 9, 1994, relating to the consolidated balance sheets of The Louisiana Land and Exploration Company and subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of earnings (loss), stockholders' equity, and cash flows and related schedules for each of the years in the three-year period ended December 31, 1993 which reports appear or are incorporated by reference in the December 31, 1993 annual report on Form 10-K of The Louisiana Land and Exploration Company. Our reports refer to the adoption of the methods of accounting for income taxes and postretirement benefits other than pensions prescribed by Statement of Financial Accounting Standards Nos. 109 and 106, respectively.

We also consent to incorporation by reference in the previously referred to Registration Statements of our report dated January 28, 1994, relating to the consolidated balance sheets of MaraLou Netherlands Partnership and subsidiary as of December 31, 1993 and 1992 and the related consolidated statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1993 which report appears in the December 31, 1993 annual report on Form 10-K of The Louisiana Land and Exploration Company. Our report refers to the adoption of the method of accounting for income taxes prescribed by Statement of Financial Accounting Standard No. 109.


/s/ KPMG Peat Marwick

KPMG PEAT MARWICK

New Orleans, Louisiana
February 18, 1994

                                       EXHIBIT 24

                       THE LOUISIANA LAND AND EXPLORATION COMPANY
                                    POWER OF ATTORNEY

          WHEREAS, The Louisiana Land and Exploration Company intends to file with the Securities and Exchange Commission under the Securities Exchange
Act of 1934, as amended, an Annual Report on Form 10-K;
          NOW, THEREFORE, the undersigned in his capacity as a director and the principal executive officer of The Louisiana Land and Exploration
Company hereby appoints Richard A. Bachmann, Frederick J. Plaeger, II and Jerry D. Carlisle and each of them severally, his true and lawful attorneys or attorney with power to act with or without the other and with full power of substitution and resubstitution, to execute in his name, place, and stead, in his capacity as a director and the principal executive officer of The Louisiana Land and Exploration Company, said Annual Report on Form 10-K and any and all amendments thereto and all instruments necessary or incidental in connection therewith, and to file or cause to be filed the same with the Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorneys and each of them.
          IN WITNESS WHEREOF, the undersigned has executed this instrument this 18th day of February, 1994.
                                   /s/ H. Leighton Steward
                                   _____________________________
                                   H. Leighton Steward

                       THE LOUISIANA LAND AND EXPLORATION COMPANY
                                    POWER OF ATTORNEY

          WHEREAS, The Louisiana Land and Exploration Company intends to file with the Securities and Exchange Commission under the Securities Exchange
Act of 1934, as amended, an Annual Report on Form 10-K;
          NOW, THEREFORE, the undersigned in his capacity as a director of The Louisiana Land and Exploration Company hereby appoints Richard A. Bachmann, Frederick J. Plaeger, II and Jerry D. Carlisle and each of them severally, his true and lawful attorneys or attorney with power to act with or without the other and with full power of substitution and resubstitution, to execute in his name, place, and stead, in his capacity as a director of The Louisiana Land and Exploration Company, said Annual Report on Form 10-K and any and all amendments thereto and all instruments necessary or incidental in connection therewith, and to file or cause to be filed the same with the Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorneys and each of them.
          IN WITNESS WHEREOF, the undersigned has executed this instrument this 18th day of February, 1994.

                                   /s/ Leland C. Adams
                                   _____________________________
                                   Leland C. Adams

                       THE LOUISIANA LAND AND EXPLORATION COMPANY
                                    POWER OF ATTORNEY

          WHEREAS, The Louisiana Land and Exploration Company intends to file with the Securities and Exchange Commission under the Securities Exchange
Act of 1934, as amended, an Annual Report on Form 10-K;
          NOW, THEREFORE, the undersigned in his capacity as a director and the principal financial officer of The Louisiana Land and Exploration
Company hereby appoints Frederick J. Plaeger, II and Jerry D. Carlisle his true and lawful attorneys or attorney with power to act with or without the other and with full power of substitution and resubstitution, to execute in his name, place, and stead, in his capacity as a director and the principal financial officer of The Louisiana Land and Exploration Company, said Annual Report on Form 10-K and any and all amendments thereto and all instruments necessary or incidental in connection therewith, and to file or cause to be filed the same with the Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person.
The undersigned hereby ratifies and approves the acts of said attorneys and each of them.
          IN WITNESS WHEREOF, the undersigned has executed this instrument this 18th day of February, 1994.

                                   /s/ Richard A. Bachmann
                                   _____________________________
                                   Richard A. Bachmann

                       THE LOUISIANA LAND AND EXPLORATION COMPANY
                                    POWER OF ATTORNEY

          WHEREAS, The Louisiana Land and Exploration Company intends to file with the Securities and Exchange Commission under the Securities Exchange
Act of 1934, as amended, an Annual Report on Form 10-K;
          NOW, THEREFORE, the undersigned in his capacity as a director of The Louisiana Land and Exploration Company hereby appoints Richard A. Bachmann, Frederick J. Plaeger, II and Jerry D. Carlisle and each of them severally, his true and lawful attorneys or attorney with power to act with or without the other and with full power of substitution and resubstitution, to execute in his name, place, and stead, in his capacity as a director of The Louisiana Land and Exploration Company, said Annual Report on Form 10-K and any and all amendments thereto and all instruments necessary or incidental in connection therewith, and to file or cause to be filed the same with the Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorneys and each of them.
          IN WITNESS WHEREOF, the undersigned has executed this instrument this 18th day of February, 1994.

                                   /s/ John F. Greene
                                   _____________________________
                                   John F. Greene

                       THE LOUISIANA LAND AND EXPLORATION COMPANY
                                    POWER OF ATTORNEY

          WHEREAS, The Louisiana Land and Exploration Company intends to file with the Securities and Exchange Commission under the Securities Exchange
Act of 1934, as amended, an Annual Report on Form 10-K;
          NOW, THEREFORE, the undersigned in his capacity as a director of The Louisiana Land and Exploration Company hereby appoints Richard A. Bachmann, Frederick J. Plaeger, II and Jerry D. Carlisle and each of them severally, his true and lawful attorneys or attorney with power to act with or without the other and with full power of substitution and resubstitution, to execute in his name, place, and stead, in his capacity as a director of The Louisiana Land and Exploration Company, said Annual Report on Form 10-K and any and all amendments thereto and all instruments necessary or incidental in connection therewith, and to file or cause to be filed the same with the Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorneys and each of them.
          IN WITNESS WHEREOF, the undersigned has executed this instrument this 18th day of February, 1994.

                                   /s/ Eamon M. Kelly
                                   _____________________________
                                   Eamon M. Kelly

                       THE LOUISIANA LAND AND EXPLORATION COMPANY
                                    POWER OF ATTORNEY

          WHEREAS, The Louisiana Land and Exploration Company intends to file with the Securities and Exchange Commission under the Securities Exchange
Act of 1934, as amended, an Annual Report on Form 10-K;
          NOW, THEREFORE, the undersigned in his capacity as a director of The Louisiana Land and Exploration Company hereby appoints Richard A. Bachmann, Frederick J. Plaeger, II and Jerry D. Carlisle and each of them severally, his true and lawful attorneys or attorney with power to act with or without the other and with full power of substitution and resubstitution, to execute in his name, place, and stead, in his capacity as a director of The Louisiana Land and Exploration Company, said Annual Report on Form 10-K and any and all amendments thereto and all instruments necessary or incidental in connection therewith, and to file or cause to be filed the same with the Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorneys and each of them.
          IN WITNESS WHEREOF, the undersigned has executed this instrument this 18th day of February, 1994.

                                   /s/ Victor A. Rice
                                   _____________________________
                                   Victor A. Rice

                       THE LOUISIANA LAND AND EXPLORATION COMPANY
                                    POWER OF ATTORNEY

          WHEREAS, The Louisiana Land and Exploration Company intends to file with the Securities and Exchange Commission under the Securities Exchange
Act of 1934, as amended, an Annual Report on Form 10-K;
          NOW, THEREFORE, the undersigned in his capacity as a director of The Louisiana Land and Exploration Company hereby appoints Richard A. Bachmann, Frederick J. Plaeger, II and Jerry D. Carlisle and each of them severally, his true and lawful attorneys or attorney with power to act with or without the other and with full power of substitution and resubstitution, to execute in his name, place, and stead, in his capacity as a director of The Louisiana Land and Exploration Company, said Annual Report on Form 10-K and any and all amendments thereto and all instruments necessary or incidental in connection therewith, and to file or cause to be filed the same with the Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorneys and each of them.
          IN WITNESS WHEREOF, the undersigned has executed this instrument this 18th day of February, 1994.

                                   /s/ Orin R. Smith
                                   _____________________________
                                   Orin R. Smith

                       THE LOUISIANA LAND AND EXPLORATION COMPANY
                                    POWER OF ATTORNEY

          WHEREAS, The Louisiana Land and Exploration Company intends to file with the Securities and Exchange Commission under the Securities Exchange
Act of 1934, as amended, an Annual Report on Form 10-K;
          NOW, THEREFORE, the undersigned in his capacity as a director of The Louisiana Land and Exploration Company hereby appoints Richard A. Bachmann, Frederick J. Plaeger, II and Jerry D. Carlisle and each of them severally, his true and lawful attorneys or attorney with power to act with or without the other and with full power of substitution and resubstitution, to execute in his name, place, and stead, in his capacity as a director of The Louisiana Land and Exploration Company, said Annual Report on Form 10-K and any and all amendments thereto and all instruments necessary or incidental in connection therewith, and to file or cause to be filed the same with the Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorneys and each of them.
          IN WITNESS WHEREOF, the undersigned has executed this instrument this 18th day of February, 1994.

                                   /s/ Arthur R. Taylor
                                   _____________________________
                                   Arthur R. Taylor

                       THE LOUISIANA LAND AND EXPLORATION COMPANY
                                    POWER OF ATTORNEY

          WHEREAS, The Louisiana Land and Exploration Company intends to file with the Securities and Exchange Commission under the Securities Exchange
Act of 1934, as amended, an Annual Report on Form 10-K;
          NOW, THEREFORE, the undersigned in his capacity as a director of The Louisiana Land and Exploration Company hereby appoints Richard A. Bachmann, Frederick J. Plaeger, II and Jerry D. Carlisle and each of them severally, his true and lawful attorneys or attorney with power to act with or without the other and with full power of substitution and resubstitution, to execute in his name, place, and stead, in his capacity as a director of The Louisiana Land and Exploration Company, said Annual Report on Form 10-K and any and all amendments thereto and all instruments necessary or incidental in connection therewith, and to file or cause to be filed the same with the Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorneys and each of them.
          IN WITNESS WHEREOF, the undersigned has executed this instrument this 18th day of February, 1994.

                                   /s/ W. R. Timken, Jr.
                                   _____________________________
                                   W. R. Timken, Jr.

                       THE LOUISIANA LAND AND EXPLORATION COMPANY
                                    POWER OF ATTORNEY

          WHEREAS, The Louisiana Land and Exploration Company intends to file with the Securities and Exchange Commission under the Securities Exchange
Act of 1934, as amended, an Annual Report on Form 10-K;
          NOW, THEREFORE, the undersigned in his capacity as a director of The Louisiana Land and Exploration Company hereby appoints Richard A. Bachmann, Frederick J. Plaeger, II and Jerry D. Carlisle and each of them severally, his true and lawful attorneys or attorney with power to act with or without the other and with full power of substitution and resubstitution, to execute in his name, place, and stead, in his capacity as a director of The Louisiana Land and Exploration Company, said Annual Report on Form 10-K and any and all amendments thereto and all instruments necessary or incidental in connection therewith, and to file or cause to be filed the same with the Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorneys and each of them.
          IN WITNESS WHEREOF, the undersigned has executed this instrument this 18th day of February, 1994.

                                   /s/ Carlisle A.H. Trost
                                   _____________________________
                                   Carlisle A.H. Trost

                       THE LOUISIANA LAND AND EXPLORATION COMPANY
                                    POWER OF ATTORNEY

          WHEREAS, The Louisiana Land and Exploration Company intends to file with the Securities and Exchange Commission under the Securities Exchange
Act of 1934, as amended, an Annual Report on Form 10-K;
          NOW, THEREFORE, the undersigned in his capacity as a director of The Louisiana Land and Exploration Company hereby appoints Richard A. Bachmann, Frederick J. Plaeger, II and Jerry D. Carlisle and each of them severally, his true and lawful attorneys or attorney with power to act with or without the other and with full power of substitution and resubstitution, to execute in his name, place, and stead, in his capacity as a director of The Louisiana Land and Exploration Company, said Annual Report on Form 10-K and any and all amendments thereto and all instruments necessary or incidental in connection therewith, and to file or cause to be filed the same with the Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorneys and each of them.
          IN WITNESS WHEREOF, the undersigned has executed this instrument this 18th day of February, 1994.

                                   /s/ E. L. Williamson
                                   _____________________________
                                   E. L. Williamson

                       THE LOUISIANA LAND AND EXPLORATION COMPANY
                                    POWER OF ATTORNEY

          WHEREAS, The Louisiana Land and Exploration Company intends to file with the Securities and Exchange Commission under the Securities Exchange
Act of 1934, as amended, an Annual Report on Form 10-K;
          NOW, THEREFORE, the undersigned in his capacity as the principal accounting officer of The Louisiana Land and Exploration Company hereby appoints Richard A. Bachmann and Frederick J. Plaeger, II and each of them severally, his true and lawful attorneys or attorney with power to act with or without the other and with full power of substitution and resubstitution, to execute in his name, place, and stead, in his capacity as the principal accounting officer of The Louisiana Land and Exploration Company, said
Annual Report on Form 10-K and any and all amendments thereto and all instruments necessary or incidental in connection therewith, and to file or cause to be filed the same with the Securities and Exchange Commission.
Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorneys and each of them.
          IN WITNESS WHEREOF, the undersigned has executed this instrument this 18th day of February, 1994.

                                   /s/ Jerry D. Carlisle
                                   _____________________________
                                   Jerry D. Carlisle

[TYPE] COVER



               THE LOUISIANA LAND AND EXPLORATION COMPANY
               909 Poydras Street
               New Orleans, LA  70112


                                   February 22, 1994



Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

Sincerely,

THE LOUISIANA LAND AND EXPLORATION COMPANY

s/Frederick J. Plaeger, II

Frederick J. Plaeger, II
General Counsel and Corporate Secretary