Form 10-Q
period 1994-03-31
LOUISIANA LAND & EXPLORATION CO
filed 1994-05-13
CIK 60512

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D. C.  20549

                                          FORM 10-Q

(Mark One)
  X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended MARCH 31, 1994

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

                                                     Outstanding at
          Class                                         May 2, 1994
CAPITAL STOCK, $.15 PAR VALUE                     00,000,000 SHARES

                                  (Total pages herein - 15)

                         THE LOUISIANA LAND AND EXPLORATION COMPANY

                                            INDEX


                                                                    Page
                                                                    Number
_________________________________________________________________

PART  I.       FINANCIAL INFORMATION:

   Item 1.   Financial Statements:

         (The March 31, 1994 and 1993 consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick, independent auditors, in accordance with established professional standards and procedures for such a review. The report of KPMG Peat Marwick commenting upon their review is included herein.)

         Consolidated Balance Sheets - March 31, 1994 and
               December 31, 1993.............................        3

         Consolidated Statements of Earnings - three months
               ended March 31, 1994 and 1993.................        4

         Consolidated Statements of Cash Flows - three months
               ended March 31, 1994 and 1993.................        5

         Notes to Consolidated Financial Statements........      6-8

         Independent Auditors' Report......................        9

   Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations...............................    10-11

   Petroleum Segment Information.........................       12

   Operating Data........................................    13-14


Part II.       OTHER INFORMATION:

   Item 6.   Exhibits and Reports on Form 8-K............       15

                               Part I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.


                         THE LOUISIANA LAND AND EXPLORATION COMPANY

                                 CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)
<CAPTION)
                                    (Millions of dollars)

                                                                       March 31,      December 31,
ASSETS                                                                      1994              1993
_____________________________________________________________________________________
CURRENT ASSETS:
Cash, including cash equivalents (March 31,
  1994-$16.7; December 31, 1993-$15.5)                                 $    00.0              33.3
Accounts and notes receivable, principally trade                                             109.7
Income taxes receivable                                                                        5.2
Inventories                                                                                   26.8
Prepaid expenses                                                                              12.7
Deferred income taxes                                                                          2.6
_____________________________________________________________________________________
TOTAL CURRENT ASSETS                                                                         190.3
_____________________________________________________________________________________
Investments in affiliates                                                                     23.5
Property, plant and equipment                                                              2,946.5
Less accumulated depletion, depreciation and amortization                                 (1,385.5)
_____________________________________________________________________________________
NET PROPERTY, PLANT AND EQUIPMENT                                                          1,561.0
_____________________________________________________________________________________
Deferred income taxes                                                                            -
Other assets                                                                                  63.9
_____________________________________________________________________________________
                                                                       $ 0,000.0           1,838.7
_____________________________________________________________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY
_____________________________________________________________________________________
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                      000.0             170.9
Income taxes payable                                                                           3.8
Deferred income taxes                                                                            -
_____________________________________________________________________________________
TOTAL CURRENT LIABILITIES                                                                    174.7
_____________________________________________________________________________________
Deferred income taxes                                                                        151.2
Long-term debt                                                                               734.5
Other liabilities                                                                            178.5
_____________________________________________________________________________________
STOCKHOLDERS' EQUITY:
Capital stock                                                                                  5.7
Additional paid-in capital                                                                    82.9
Retained earnings                                                                            684.4
_____________________________________________________________________________________
                                                                                             773.0
Loans to ESOP                                                                                 (8.8)
Cost of capital stock in treasury                                                           (164.4)
_____________________________________________________________________________________
TOTAL STOCKHOLDERS' EQUITY                                                                   599.8
_____________________________________________________________________________________
                                                                       $ 0,000.0           1,838.7
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                              (UNAUDITED)

                                   (Millions, except per share data)
                                                                               Three months ended
                                                                                    March 31,
                                                                                1994         1993
_____________________________________________________________________________________
REVENUES:
Oil and gas                                                                   $103.8           82.6
Refined products                                                                96.7          101.2
Gain on sale of oil and gas properties                                           4.7              -
Other                                                                            1.5            3.1
_____________________________________________________________________________________
                                                                               206.7          186.9
_____________________________________________________________________________________
COSTS AND EXPENSES:
Lease operating and facility expenses                                           31.8           27.0
Refinery cost of sales and operating expenses                                   94.5           99.9
Dry holes and exploratory charges                                                9.3            8.4
Depletion, depreciation and amortization                                        49.3           25.5
Taxes, other than on earnings                                                    6.7            6.6
General, administrative and other expenses                                      10.1            9.7
Interest and debt expenses                                                       6.1            4.8
Reversal of litigation accrual                                                 (10.0)             -
_____________________________________________________________________________________
                                                                               197.8          181.9
_____________________________________________________________________________________
Earnings before income taxes                                                     8.9            5.0
Income tax expense                                                               2.7            2.3
_____________________________________________________________________________________
Earnings before cumulative effect of
 changes in accounting principles                                                6.2            2.7
Cumulative effect on years prior to 1993
 of changes in accounting principles                                               -             .2
_____________________________________________________________________________________
NET EARNINGS                                                                  $  6.2            2.9
_____________________________________________________________________________________

Earnings per share before cumulative
 effect of changes in accounting principles                                     0.19           0.09
Cumulative effect on years prior to 1993 of
 changes in accounting principles                                                  -           0.01
_____________________________________________________________________________________
EARNINGS PER SHARE                                                            $ 0.19           0.10
_____________________________________________________________________________________

AVERAGE SHARES                                                                  33.3           28.5
_____________________________________________________________________________________

CASH DIVIDENDS PER SHARE                                                      $ 0.25           0.25
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                         (Millions of dollars)

                                                                               Three months ended
                                                                                    March 31,
                                                                                1994         1993
_____________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                  $  6.2            2.9
Adjustments to reconcile to cash flows
 from operations:
   Gain on sale of oil and gas properties                                       (4.7)             -
   Changes in accounting principles                                                -            (.2)
   Depletion, depreciation and amortization                                     49.3           25.5
   Deferred income taxes                                                        (3.5)            .2
   Dry holes and impairment charges                                              4.8            5.0
   Other                                                                        (2.3)           3.5
_____________________________________________________________________________________
                                                                                49.8           36.9
   Changes in operating assets and liabilities:
     Net (increase) decrease in receivables                                     17.2           (2.2)
     Net decrease in inventories                                                 1.1            3.0
     Net (increase) decrease in prepaid items                                   (4.3)           2.2
     Net decrease in payables                                                  (21.5)         (15.8)
     Other                                                                      (2.4)            .3
_____________________________________________________________________________________
NET CASH FLOWS FROM OPERATING ACTIVITIES                                        39.9           24.4
_____________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                           (51.4)         (44.7)
Proceeds from asset sale                                                        10.0            1.1
Other                                                                          (14.5)         (37.4)
_____________________________________________________________________________________
Net cash flows from investing activities                                       (55.9)         (81.0)
_____________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to long-term debt                                                    126.0           36.5
Repayments of long-term debt                                                  (134.3)           (.7)
Advances against cash surrender value                                           34.4              -
Dividends                                                                       (8.3)          (7.1)
Repayment of loans to ESOP                                                        .7             .7
Purchase of treasury stock                                                         -           (1.5)
Other                                                                           (4.9)           (.1)
_____________________________________________________________________________________
NET CASH FLOWS FROM FINANCING ACTIVITIES                                        13.6           27.8
_____________________________________________________________________________________
DECREASE IN CASH AND CASH EQUIVALENTS                                         $ (2.4)         (28.8)
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1994, and the results of operations and cash flows for the three-month periods ended March 31, 1994 and 1993. Certain amounts have been reclassified to conform with the current period's presentation.

2. On September 28, 1993, the Company completed the acquisition of all of the issued and outstanding common stock of NERCO Oil & Gas, Inc. ("NERCO") for a cash purchase price of approximately $354 million. The cost of the acquisition was allocated under the purchase method of accounting based on the fair value of the assets acquired and liabilities assumed.

      The results of NERCO's operations were consolidated with the Company's effective October 1, 1993. Pro forma combined results of operations of the Company and NERCO, including appropriate purchase accounting adjustments for the period ending March 31, 1993 as though the acquisition had taken place on January 1, 1993, follows:

                                                                                 (Millions, except
                                                                                   per share data)
                                                                                Three months ended
                                                                                    March 31, 1993
      _________________________________________________________________________________
      Revenues                                                                                $222.0
      _________________________________________________________________________________
      Earnings before cumulative effect of changes in accounting principle                       1.6
      Cumulative effect on years prior to 1993 of changes in accounting
       principles                                                                                0.2
      _________________________________________________________________________________
      Net earnings                                                                            $  1.8
      _________________________________________________________________________________
      Earnings per share                                                                      $ 0.05
      _________________________________________________________________________________

3. The Company adopted SFAS No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions", effective January 1, 1993. Upon adoption, the Company recorded a transition liability of $20.5 million as a one-time non-cash charge against earnings ($13.5 million after income taxes; $0.47 per share) in the first quarter of 1993.

4. The Company adopted SFAS No. 109 - "Accounting for Income Taxes", effective January 1, 1993. Upon adoption, the Company recorded a non-cash credit to earnings of $13.7 million ($0.48 per share) in the first quarter of 1993, which represented the recognition of deferred tax assets existing at December 31, 1992.

5. For the three months ended March 31, 1994 and 1993, interest costs incurred were $11.9 million and $8.8 million, respectively, of which $5.8 million and $4.0 million, respectively, were capitalized as part of the cost of property, plant and equipment.

6. Earnings (loss) per share are calculated on the weighted average number of share outstanding during each period for capital stock and, when dilutive, capital stock equivalents, which assumes exercise of stock options.

7. In accordance with Regulation S-X, Rule 3-09, the audited consolidated financial statements of the Company's 50%-owned affiliate, MaraLou Netherlands Partnership (MaraLou) and its wholly-owned consolidated subsidiary, CLAM Petroleum Company (CLAM), were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

      Accordingly, the following unaudited summarized consolidated income statement information for MaraLou and its consolidated subsidiary, CLAM, for the three-month periods ended March 31, 1994 and 1993 are presented in accordance with Regulation S-X, Rule 10-01(b).

                                                                                    (Unaudited)
                                                                                Three months ended
                                                                                     March 31,
                                                                                1994          1993
      _________________________________________________________________________________
      Gross revenues                                                          $ 00.0            19.6
      _________________________________________________________________________________
      Operating profit                                                                          12.1
      _________________________________________________________________________________
      Earnings before cumulative effect of change in
        accounting principle                                                                     3.1
      Cumulative effect on years prior to 1993 of
        change in accounting principle for income taxes                                         (6.0)
      _________________________________________________________________________________
      Net earnings (loss)                                                                       (2.9)
      _________________________________________________________________________________

8. As explained in Note 15 of "Notes to Consolidated Financial Statements" in the Company's 1993 Annual Report to Shareholders, the State of Louisiana had aserted claims against the Company in its capacity as sublessor to Texaco of certain State leases, based upon Texaco's alleged royalty miscalculations. In February 1994, a settlement was agreed to by all parties under which the Company made a $5 million cash payment and agreed to a reduction of an immaterial amount of future payments to the Company by Texaco related to the Company's 8-1/3% net profits interest (for which the Company has on cost basis) on a limited number of the Company's Louisiana properties. The amounts provided in the financial statements for this litigation exceeded the cash payment required by $10 million, which was reversed during the first quarter of 1994.

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

                                     INDEPENDENT AUDITORS' REPORT




The Board of Directors
The Louisiana Land and Exploration Company:

We have reviewed the consolidated balance sheet of The Louisiana Land and Exploration Company and subsidiaries as of March 31, 1994, and the related consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Louisiana Land and Exploration Company and subsidiaries as of December 31, 1993, and the related consolidated statements of earnings (loss), stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 9, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                               KPMG PEAT MARWICK

New Orleans, Louisiana
May 6, 1994

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.


                                         REVIEW OF OPERATIONS

     Pretax earnings of almost $9 million in the first quarter of 1994 benefitted from higher gross revenues and a $10 million pretax gain related to the reversal of a previously established provision for the settlement of the Texaco litigation. Pretax earnings for the comparable 1993 quarter were $5 million. Gross revenues were up nearly $20 million due to higher oil and gas revenues, a $5 million pretax gain on the sale of oil and gas properties and a $3 million increase in equity in earnings of the Company's 50%-owned affiliate, CLAM Petroleum Company. CLAM's improvement in earnings was primarily attributable to the $6 million nonrecurring charge ($3 million net to the Company) in the prior year quarter for the cumulative effect of the change in accounting for income taxes. This increase in revenues was partially offset by higher costs and expenses and lower refining and marketing revenues.


                                        OIL AND GAS OPERATIONS

     Revenues from the Company's oil and gas operations were up $21 million from the first quarter of 1993. Natural gas revenues were up $28 million as a result of higher domestic deliveries ($20 million) and prices ($8
million).   Liquids revenues, however, were down $10 million.  The effect of lower worldwide crude oil prices ($16 million) more than offset increased crude oil volumes ($9 million) in the first quarter of 1994.

     Natural gas deliveries were up almost 106 million cubic feet per day from the first quarter of 1993 primarily due to higher domestic deliveries (111 MMCFD). The improvement in domestic natural gas deliveries was due to the late - 1993 acquisition of NERCO and new domestic wells coming onstream. These increases were partially offset by the effects of natural declines at mature producing properties, and the sale of domestic and Canadian oil and gas properties since the 1993 quarter.

     Crude oil volumes were 5200 barrels per day (BPD) higher than first quarter 1993 volumes. While domestic and North Sea operations were up 4100 BPD and 4000 BPD, respectively, other foreign operations were down 2900 BPD. The increase in domestic volumes was primarily due to the acquisition of NERCO, the purchase of additional working interests in producing properties and new wells coming onstream. North Sea volumes were up due to the T-Block acquisition and new wells onstream at Brae Field. These production increases at domestic and North Sea properties were partially offset by natural declines at mature producing properties. Volumes from other foreign operations were down primarily due to the sale of certain Canadian oil and gas properties in late 1993.

     Costs and expenses increased during the first quarter of 1994. Lease operating and facility expenses (LOE) were higher due to additional operating costs for properties acquired since the first quarter of 1993, new wells coming onstream, and higher operating costs on older properties. Lower workover costs partially offset the higher LOE. Depletion, depreciation and amortization (DD&A) was up due to DD&A on properties and

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.  (CONTINUED)


working interests acquired in 1993. Dry holes and exploratory charges increased due to the write-off of unsuccessful exploratory wells and higher seismic costs incurred. Interest and debt expenses increased due to the increased debt level. An increase in interest capitalized on qualifying projects partially offset the higher interest expense.


                                   REFINING AND MARKETING OPERATIONS

     Refining operations resulted in a $1 million pretax operating profit for the first quarter of 1994, which was up from the $.5 million operating loss reported in the comparable 1993 quarter. The favorable impact of higher sales volumes ($15 million) and lower crude oil feedstock costs ($4 million) more than offset lower revenues due to declining product prices ($17 million).


                                    LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter of 1994, the Company generated approximately $40 million in cash from operations. However, cash and equivalents were reduced $2 million primarily as the result of expenditures for capital projects ($51 million), net reductions of long-term debt ($8 million) and dividends paid ($8 million). The Company's cash position was supplemented with advances against cash surrender values of life insurance policies ($34 million), the proceeds from assets sales ($10 million) and commercial paper borrowings ($16 million).

     As explained in Note 8 of "Notes to Consolidated Financial Statements" in the Company's 1993 Annual Report to Shareholders, the Company completed the early retirement of the $133.5 million, 8.92% Term Loan (discounted to yield 10.7%) due July 1994 utilizing the Revolving Credit Facility in January 1994.


NOTE: The accompanying consolidated financial statements and notes thereto included in Item 1. of this Form 10-Q and the petroleum segment information and operating data following this Item 2. are an integral part of this discussion and analysis and should be read in conjunction herewith.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                     PETROLEUM SEGMENT INFORMATION

                                         (Millions of dollars)

                                                                               Three months ended
                                                                                    March 31,
                                                                                1994         1993
_____________________________________________________________________________________
Sales to unaffiliated customers:
  Domestic                                                                    $187.3          162.2
  North Sea                                                                     12.9           10.4
  Other foreign                                                                  5.0           11.2
_____________________________________________________________________________________
                                                                               205.2          183.8
Interest and other income                                                        1.5            3.1
_____________________________________________________________________________________
  Total revenues                                                              $206.7          186.9
_____________________________________________________________________________________

Earnings (loss) before income taxes:
  Operating profit (loss):
    Domestic                                                                    19.9           18.0
    North Sea                                                                   (1.2)            .3
    Other foreign                                                               (3.2)            .1
_____________________________________________________________________________________
                                                                                15.5           18.4
  Other income (expense), net                                                   (6.6)         (13.4)
_____________________________________________________________________________________
    Earnings (loss) before income taxes                                       $  8.9            5.0
_____________________________________________________________________________________

Capital expenditures:
  Exploration:
    Domestic                                                                    10.6            6.3
    North Sea                                                                     .4             .8
    Other foreign                                                                4.5            5.1
_____________________________________________________________________________________
                                                                                15.5           12.2
_____________________________________________________________________________________

  Development:
    Domestic                                                                    17.6            6.9
    North Sea                                                                    3.5           17.2
    Other foreign                                                                2.0             .3
_____________________________________________________________________________________
                                                                                23.1           24.4
_____________________________________________________________________________________
                                                                                               36.6
  Refining and marketing                                                         2.8            3.4
_____________________________________________________________________________________
                                                                                41.4           40.0
  Capitalized interest                                                           5.8            4.0
  Other                                                                          1.2             .7
_____________________________________________________________________________________
                                                                              $ 48.4           44.7
_____________________________________________________________________________________

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                            OPERATING DATA

                                                                               Three months ended
                                                                                    March 31,
                                                                                1994         1993
_____________________________________________________________________________________
OIL AND GAS OPERATIONS1
CRUDE AND CONDENSATE2
Production (thousands of barrels per day):
  Domestic                                                                      24.2           20.1
  North Sea                                                                     10.4            6.4
  Other foreign                                                                  4.4            7.3
_____________________________________________________________________________________
                                                                                39.0           33.8
_____________________________________________________________________________________
Average price received (per barrel):
  Domestic                                                                    $13.90          18.95
  North Sea                                                                    13.49          17.38
  Other foreign                                                                10.97          15.71
  Consolidated                                                                 13.46          17.95
_____________________________________________________________________________________
PLANT PRODUCTS
Production (thousands of barrels per day):
  Domestic                                                                       2.3            2.2
  North Sea                                                                       .3             .4
_____________________________________________________________________________________
                                                                                 2.6            2.6
_____________________________________________________________________________________
Average price received (per barrel):
  Domestic                                                                    $ 8.87          11.81
  North Sea                                                                    11.02          13.17
  Consolidated                                                                  9.10          12.00
_____________________________________________________________________________________
NATURAL GAS
Production (millions of cubic feet per day):
  Domestic                                                                     243.4          132.5
  North Sea                                                                       .2             .2
  Other foreign                                                                  3.3            7.2
  CLAM Petroleum Company                                                        43.2           44.5
_____________________________________________________________________________________
                                                                               290.1          184.4
_____________________________________________________________________________________
Average price received (per MCF):
  Domestic                                                                    $ 2.38           2.01
  North Sea                                                                     1.69           1.43
  Other foreign                                                                 2.02           1.23
  CLAM Petroleum Company                                                        2.11           2.40
  Consolidated                                                                  2.33           2.07
_____________________________________________________________________________________

1 Includes the Company's 50% equity interest in its unconsolidated affiliate, CLAM
  Petroleum Company.
2 Before the elimination of intercompany transfers.

                             THE LOUISIANA LAND AND EXPLORATION COMPANY

                                     OPERATING DATA  (CONTINUED)

                                                                              Three months ended
                                                                                   March 31,
(Million of dollars)                                                           1994         1993
____________________________________________________________________________________
REFINING OPERATIONS
Refining Operating Profit (Loss):
  Revenues:
    Refined products*                                                         $102.5         104.9
    Other                                                                         .5            .5
____________________________________________________________________________________
                                                                               103.0         105.4
____________________________________________________________________________________
  Cost and expenses:
    Cost of sales*                                                              91.1          95.5
    Operating expenses                                                           9.2           8.1
    Depreciation                                                                  .8           1.3
    Taxes, other than income                                                      .8           1.0
____________________________________________________________________________________
                                                                               101.9         105.9
____________________________________________________________________________________
                                                                              $  1.1           (.5)
____________________________________________________________________________________
*Before the elimination of intercompany
  transfers to the Company's refinery                                         $  5.8           3.7
____________________________________________________________________________________
Sales (thousands of barrels per day)                                            59.8          52.3
____________________________________________________________________________________
Average price received (per barrel)                                           $19.04         22.27
____________________________________________________________________________________

____________________________________________________________________________________
GROSS WELLS DRILLED
Working Interest
Exploratory:
  Oil                                                                              1             6
  Gas                                                                              5             2
  Dry                                                                              4             6
____________________________________________________________________________________
                                                                                  10            14
____________________________________________________________________________________
Development:
  Oil                                                                              1             1
  Gas                                                                              1             1
  Dry                                                                              -             -
____________________________________________________________________________________
                                                                                   2             2
____________________________________________________________________________________
Total working interest                                                            12            16
Royalty Interest                                                                   6             8
____________________________________________________________________________________
Total wells                                                                       18            24
____________________________________________________________________________________
NET WELLS DRILLED
Exploratory:
  Oil                                                                             .5           2.6
  Gas                                                                            3.0           1.2
  Dry                                                                            2.1           3.7
____________________________________________________________________________________
                                                                                 5.6           7.5
____________________________________________________________________________________
Development:
  Oil                                                                             .3            .3
  Gas                                                                             .2            .2
  Dry                                                                              -             -
____________________________________________________________________________________
                                                                                  .5            .5
____________________________________________________________________________________
Total net wells                                                                  6.1           8.0
____________________________________________________________________________________

                                      PART II.  OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits:

            NONE

      (b)   Reports on Form 8-K:

            NONE


                                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   THE LOUISIANA LAND AND EXPLORATION COMPANY
                                               (REGISTRANT)




                             By:
                                   ____________________________________________
                                         JERRY D. CARLISLE
                                         VICE PRESIDENT AND CONTROLLER
                                         (PRINCIPAL ACCOUNTING OFFICER)


Dated:  May 13, 1994

                                      PART II.  OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits:

            NONE

      (b)   Reports on Form 8-K:

            NONE


                                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   THE LOUISIANA LAND AND EXPLORATION COMPANY
                                               (REGISTRANT)




                             By:         /s/ Jerry D. Carlisle
                                   _____________________________________________
                                         JERRY D. CARLISLE
                                         VICE PRESIDENT AND CONTROLLER
                                         (PRINCIPAL ACCOUNTING OFFICER)


Dated:  May 13, 1994