Form 10-Q
period 1994-06-30
LOUISIANA LAND & EXPLORATION CO
filed 1994-08-12
CIK 60512

SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D. C.  20549

                                               FORM 10-Q

(Mark One)
  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ended JUNE 30, 1994

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

                                                     Outstanding at
          Class                                      August 1, 1994
CAPITAL STOCK, $.15 PAR VALUE                     33,249,341 SHARES

                                       (Total pages herein - 16)

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                                 INDEX


                                                           Page
                                                           Number
_________________________________________________________________

PART  I.            FINANCIAL INFORMATION:

        Item 1.   Financial Statements:

              (The June 30, 1994 and 1993 consolidated financial state-ments included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick, independent auditors, in accordance with established professional standards and procedures for such a review. The report of KPMG Peat Marwick commenting upon their review is included herein.)

              Consolidated Balance Sheets - June 30, 1994 and
                    December 31, 1993.............................        3

              Consolidated Statements of Earnings - three months
                    and six months ended June 30, 1994 and 1993...        4

              Consolidated Statements of Cash Flows - six months
                    ended June 30, 1994 and 1993..................       5

              Notes to Consolidated Financial Statements........      6-8

              Independent Auditors' Report......................        9

        Item 2.   Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations...............................    10-12

        Petroleum Segment Information.........................       13

        Operating Data........................................    14-15


Part II.            OTHER INFORMATION:

        Item 6.   Exhibits and Reports on Form 8-K............       16

                                    Part I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.


                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                      CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)
                                         (Millions of dollars)

                                                                        June 30,      December 31,
ASSETS                                                                      1994              1993
_____________________________________________________________________________________
CURRENT ASSETS:
Cash, including cash equivalents (June 30,
  1994-$18.2; December 31, 1993-$15.5)                                 $    28.0              33.3
Accounts and notes receivable, principally trade                           118.2             109.7
Income taxes receivable                                                      3.0               5.2
Inventories                                                                 25.6              26.8
Prepaid expenses                                                            11.5              12.7
Deferred income taxes                                                        2.6               2.6
_____________________________________________________________________________________
TOTAL CURRENT ASSETS                                                       188.9             190.3
_____________________________________________________________________________________
Investments in affiliates                                                   24.4              23.5
Property, plant and equipment                                            2,952.6           2,946.5
Less accumulated depletion, depreciation and amortization               (1,396.1)         (1,385.5)
_____________________________________________________________________________________
NET PROPERTY, PLANT AND EQUIPMENT                                        1,556.5           1,561.0
_____________________________________________________________________________________
Other assets                                                                33.2              63.9
_____________________________________________________________________________________
                                                                       $ 1,803.0           1,838.7
_____________________________________________________________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY
_____________________________________________________________________________________
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                      148.2             170.9
Income taxes payable                                                         2.0               3.8
_____________________________________________________________________________________
TOTAL CURRENT LIABILITIES                                                  150.2             174.7
_____________________________________________________________________________________
Deferred income taxes                                                      154.4             151.2
Long-term debt                                                             745.1             734.5
Other liabilities                                                          160.0             178.5
_____________________________________________________________________________________
STOCKHOLDERS' EQUITY:
Capital stock                                                                5.7               5.7
Additional paid-in capital                                                  83.3              82.9
Retained earnings                                                          674.6             684.4
_____________________________________________________________________________________
                                                                           763.6             773.0
Loans to ESOP                                                               (7.0)             (8.8)
Cost of capital stock in treasury                                         (163.3)           (164.4)
_____________________________________________________________________________________
TOTAL STOCKHOLDERS' EQUITY                                                 593.3             599.8
_____________________________________________________________________________________
                                                                       $ 1,803.0           1,838.7
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                              (UNAUDITED)

                                   (Millions, except per share data)


                                                     Three months ended          Six months ended
                                                          June 30,                   June 30,
                                                      1994         1993         1994         1993
_____________________________________________________________________________________

REVENUES:
Oil and gas                                         $104.9           89.7      208.7          172.3
Refined products                                      81.6           99.6      178.3          200.8
Gain on sale of oil and gas properties                 1.9              -        6.6              -
Other                                                  2.3            5.4        3.8            8.5
_____________________________________________________________________________________
                                                     190.7          194.7      397.4          381.6
_____________________________________________________________________________________
COSTS AND EXPENSES:
Lease operating and facility expenses                 25.9           23.4       57.7           50.4
Refinery cost of sales and operating
 expenses                                             79.9           98.6      174.4          198.5
Dry holes and exploratory charges                     16.7           13.0       26.0           21.4
Depletion, depreciation and amortization              43.3           27.3       92.6           52.8
Taxes, other than on earnings                          6.1            6.1       12.8           12.7
General, administrative and other
 expenses                                             10.7           10.9       20.8           20.6
Interest and debt expenses                             5.9            5.4       12.0           10.2
Reversal of litigation accrual                           -              -      (10.0)             -
_____________________________________________________________________________________
                                                     188.5          184.7      386.3          366.6
_____________________________________________________________________________________
Earnings before income taxes                           2.2           10.0       11.1           15.0
Income tax expense                                     1.6            4.4        4.3            6.7
_____________________________________________________________________________________
Earnings before cumulative effect of
 changes in accounting principles                       .6            5.6        6.8            8.3
Cumulative effect on years prior to
 1993 of changes in accounting
 principles                                              -              -          -             .2
_____________________________________________________________________________________
NET EARNINGS                                        $   .6            5.6        6.8            8.5
_____________________________________________________________________________________

Earnings per share before cumulative
 effect of changes in accounting
 principles                                           0.02           0.20       0.20           0.29
Cumulative effect on years prior to
 1993 of changes in accounting principles                -              -          -           0.01
_____________________________________________________________________________________
EARNINGS PER SHARE                                  $ 0.02           0.20       0.20           0.30
_____________________________________________________________________________________

AVERAGE SHARES                                        33.4           28.8       33.3           28.7
_____________________________________________________________________________________

CASH DIVIDENDS PER SHARE                            $ 0.25           0.25       0.50           0.50
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                         (Millions of dollars)


                                                                                 Six months ended
                                                                                     June 30,
                                                                                1994         1993
_____________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                $   6.8             8.5
Adjustments to reconcile to cash flows
 from operations:
   Gain on sale of oil and gas properties                                      (6.6)              -
   Changes in accounting principles                                               -             (.2)
   Depletion, depreciation and amortization                                    92.6            52.8
   Deferred income taxes                                                        3.2              .7
   Dry holes and impairment charges                                            11.6             9.2
   Other                                                                         .1             2.0
_____________________________________________________________________________________
                                                                              107.7            73.0
   Changes in operating assets and liabilities:
     Net (increase) decrease in receivables                                     5.9            (9.7)
     Net decrease in inventories                                                1.2             1.2
     Net (increase) decrease in prepaid items                                   1.2            (3.9)
     Net decrease in payables                                                 (26.6)           (8.0)
     Other                                                                     (1.4)            9.9
_____________________________________________________________________________________
NET CASH FLOWS FROM OPERATING ACTIVITIES                                       88.0            62.5
_____________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                         (103.9)          (82.0)
Proceeds from asset sales                                                      11.1             1.1
Other                                                                         (25.8)          (38.7)
_____________________________________________________________________________________
NET CASH FLOWS FROM INVESTING ACTIVITIES                                     (118.6)         (119.6)
_____________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to long-term debt                                                   146.0           100.0
Repayments of long-term debt                                                 (135.4)           (1.8)
Advances against cash surrender value                                          34.4               -
Dividends                                                                     (16.6)          (14.3)
Repayment of loans to ESOP                                                      1.8             1.5
Purchase of treasury stock                                                        -            (1.5)
Other                                                                          (4.9)           (3.0)
_____________________________________________________________________________________
NET CASH FLOWS FROM FINANCING ACTIVITIES                                       25.3            80.9
_____________________________________________________________________________________
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            $  (5.3)           23.8
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1994, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 1994 and 1993. Certain amounts have been reclassified to conform with the current period's presentation.

2. On September 28, 1993, the Company completed the acquisition of all of the issued and outstanding common stock of NERCO Oil & Gas, Inc. ("NERCO") for a cash purchase price of approximately $354 million. The cost of the acquisition was allocated under the purchase method of accounting based on the fair value of the assets acquired and liabilities assumed.

      The results of NERCO's operations were consolidated with the Company's effective October 1, 1993. Pro forma combined results of operations of the Company and NERCO, including appropriate purchase accounting adjustments for the three-month and six-month periods ending June 30, 1993 as though the acquisition had taken place on January 1, 1993, follows:

                                                              (Millions, except per share data)
                                                            Three months                Six months
                                                               ended                      ended
                                                           June 30, 1993             June 30, 1993
      _________________________________________________________________________________

      Revenues                                                    $227.7                     449.7
      _________________________________________________________________________________
      Earnings before cumulative effect of changes in
       accounting principle                                          5.3                       6.9
      Cumulative effect on years prior to 1993 of changes
       in accounting principles                                        -                        .2
      _________________________________________________________________________________
      Net earnings                                                $  5.3                       7.1
      _________________________________________________________________________________
      Earnings per share                                          $ 0.16                      0.21
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

5. For the three months ended June 30, 1994 and 1993, interest costs incurred were $11.6 million and $9.8 million, respectively, of which $5.7 million and $4.4 million, respectively, were capitalized as part of the cost of property, plant and equipment. For the six months ended June 30, 1994 and 1993, interest costs incurred were $23.5 million and $18.6 million, respectively, of which $11.5 million and $8.4 million, respectively, were capitalized as part of the cost of property, plant and equipment.

6. Earnings per share are calculated on the weighted average number of shares outstanding during each period for capital stock and, when dilutive, capital stock equivalents, which assumes exercise of stock options.

7. In accordance with Regulation S-X, Rule 3-09, the audited consolidated financial statements of the Company's 50%-owned affiliate, MaraLou Netherlands Partnership (MaraLou) and its wholly-owned consolidated subsidiary, CLAM Petroleum Company (CLAM), were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

      Accordingly, the following unaudited summarized consolidated income statement information for MaraLou and its consolidated subsidiary, CLAM, for the three-month and six-month periods ended June 30, 1994 and 1993 are presented in accordance with Regulation S-X, Rule 10-01(b).

                                                                    (Unaudited)
                                                      Three months ended         Six months ended
                                                           June 30,                  June 30,
                                                       1994         1993          1994       1993
      ________________________________________________________________________________

      Gross revenues                                 $14.4            18.8        31.2         38.4
      ________________________________________________________________________________
      Operating profit                                 8.1             9.6        19.7         21.7
      ________________________________________________________________________________
      Earnings before cumulative effect of
        change in accounting principle                 3.8             5.6         7.7        8.7
      Cumulative effect on years prior to
        1993 of change in accounting principle
        for income taxes                                 -               -           -         (6.0)
      ________________________________________________________________________________
      Net earnings                                     3.8             5.6         7.7          2.7
      ________________________________________________________________________________

8. As explained in Note 15 of "Notes to Consolidated Financial Statements" in the Company's 1993 Annual Report to Shareholders, the State of Louisiana had asserted claims against the Company in its capacity as sublessor to Texaco of certain State leases, based upon Texaco's alleged royalty miscalculations. In February 1994, a settlement was agreed to by all parties under which the Company made a $5 million cash payment and agreed to a reduction of an immaterial amount of future payments to the Company by Texaco related to the Company's 8-1/3% net profits interest (for which the Company has no cost basis) on a limited number of the Company's Louisiana properties. The amounts previously provided in the financial statements for this litigation exceeded the cash payment required by $10 million, which was reversed during the first quarter of 1994.

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

                                     INDEPENDENT AUDITORS' REPORT




The Board of Directors
The Louisiana Land and Exploration Company:

We have reviewed the consolidated balance sheet of The Louisiana Land and Exploration Company and subsidiaries as of June 30, 1994, and the related consolidated statements of earnings and cash flows for the three-month and six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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




                                               /KPMG PEAT MARWICK

                                               KPMG PEAT MARWICK

New Orleans, Louisiana
August 9, 1994

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.


                                         REVIEW OF OPERATIONS

     Second quarter pretax earnings totaled $2.2 million in 1994, down from
the $10 million reported in the comparable 1993 quarter.   While earnings
benefitted from higher oil and gas volumes, improved refining profit margins and a nonrecurring $1.9 million pretax gain on the sale of oil and gas properties, these increases were more than offset by lower product prices, increased cash operating costs, higher depletion, depreciation and amortization (DD&A) charges and a $1 million decrease in equity in the earnings of the Company's 50%-owned affiliate, CLAM Petroleum Company (included in Other Revenues). CLAM's earnings were adversely impacted by an 11% decrease in natural gas prices and lower gas deliveries due to reduced seasonal demand.

     Pretax earnings of $11.1 million in the first half of 1994 benefitted from: higher oil and gas volumes; improved refining profit margins; nonrecurring items relating to a $10 million pretax gain on the reversal of a previously established provision for the settlement of the Texaco litigation and a $6.6 million pretax gain on the sale of oil and gas properties; and a $2 million increase in the equity in earnings of CLAM. CLAM's improvement in earnings was primarily attributable to the $6 million nonrecurring charge ($3 million net to the Company) in the prior year for the cumulative effect of the change in accounting for income taxes. The loss which would have been incurred in the 1994 first half in the absence of the nonrecurring items was attributable primarily to low crude oil prices, increased cash operating costs and higher DD&A charges. Pretax earnings for the comparable 1993 period were $15 million.

     The effective income tax rate for the the first half of 1994 exceeded the Federal statutory rate of 35% primarily as a result of higher tax rates in foreign jurisdictions. The higher effective rate in the second quarter of 1994 reflects the revision of the estimated income tax provision for the year.


                                        OIL AND GAS OPERATIONS

     Revenues from the Company's oil and gas operations were up $15 million from the second quarter of 1993. Liquids revenues were up approximately
$3 million due to increased crude oil volumes ($10 million), which more than offset the effect of lower worldwide crude oil prices ($7 million). Natural gas revenues were up approximately $12 million as a result of higher domestic deliveries ($18 million), which were partially offset by lower prices ($6 million).

     In the first half of 1994 revenues from the Company's oil and gas operations were up $36 million from the comparable 1993 period. Natural gas revenues were up almost $40 million as a result of higher domestic deliveries ($38 million) and prices ($2 million). Even though crude oil volumes increased ($19 million), liquids revenues were down approximately $4 million due to lower worldwide crude oil prices ($23 million).

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.  (CONTINUED)


     Crude oil volumes in the second quarter and first half of 1994 increased 6100 and 5700 barrels per day, respectively, the 1993 periods due to higher domestic and North Sea volumes. The increase in domestic volumes was primarily due to the acquisition of NERCO, the purchase of additional working interests in producing properties and new wells coming onstream. North Sea volumes were up due to the T-Block acquisition and new wells onstream at Brae Field. These production increases at domestic and North Sea properties were partially offset by natural declines at mature producing properties. Volumes from other foreign operations were down primarily due to the sale of certain Canadian properties in late 1993.

     The improvement in domestic natural gas deliveries, up over 87 million and 99 million cubic feet per day in the second quarter and first half of 1994, respectively, was primarily due to the late-1993 acquisition of NERCO and new domestic wells coming onstream. These increases were partially offset by the effects of natural declines at mature producing properties, and the sale of a limited number of domestic properties and certain Canadian properties since the 1993 periods.

     Costs and expenses increased during the second quarter and first half of 1994. Lease operating and facility expenses were higher in both periods due to additional operating costs for properties acquired since the comparable 1993 periods and new wells coming onstream. DD&A was up 59% and 75%, respectively, from the comparable 1993 periods due primarily to DD&A on properties and working interests acquired in 1993. These increases were reduced somewhat by the cumulative impact in the second quarter of favorable reserve revisions and revisions to the original allocation of a portion of the costs associated with the NERCO acquisition and the lower DD&A resulting from the sale of certain Canadian properties in late 1993. Dry hole and exploratory charges were up in 1994 due to the write-off of unsucessful wells and higher domestic seismic costs incurred. General, administrative and other expenses remained essentially unchanged from the 1993 periods. Interest and debt expenses increased due to the higher debt level incurred primarily in late 1993. An increase in interest capitalized on a greater number of qualifying projects partially offset the higher interest expense.


                                          REFINING OPERATIONS

     Refining operations resulted in a $.9 million pretax operating profit for the second quarter of 1994, which was up from the $.5 million operating loss reported in the comparable 1993 quarter. The favorable impact of lower crude oil feedstock costs ($18 million) more than offset revenue declines caused by lower product prices ($14 million) and sales volumes ($3 million).

     For the first half of 1994 refining operations resulted in a $2 million pretax operating profit, which was up from the $1 million operating loss reported in the comparable 1993 period. Higher sales volumes ($12 million) and the favorable impact of lower crude oil feedstock costs ($23 million) more than offset lower revenues due to declining product prices ($31 million).

                                    LIQUIDITY AND CAPITAL RESOURCES

     In the first half of 1994, the Company generated approximately $88 million in cash from operations. However, cash and equivalents were reduced $5 million primarily as the result of expenditures for capital projects ($104 million), expenditures associated with asset acquisitions and dispositions ($16 million) and dividends paid ($17 million). The Company's cash position was supplemented with advances against cash surrender values of life insurance policies ($34 million), net increases in long-term debt ($11 million) and the proceeds from assets sales ($11 million).

     In the second half of 1994, the Company presently anticipates spending approximately $160 million for capital projects, which the Company expects to fund from operating cash flows. The Company expects to supplement its working capital, from time-to-time, through its commercial paper program and its existing revolving credit facility.

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

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                     PETROLEUM SEGMENT INFORMATION

                                         (Millions of dollars)

                                                      Three months ended         Six months ended
                                                           June 30,                  June 30,
                                                       1994         1993         1994        1993
_____________________________________________________________________________________

Sales to unaffiliated customers:
  Domestic                                          $163.7           168.9      351.0         331.1
  North Sea                                           21.1            10.2       34.0          20.6
  Other foreign                                        3.6            10.2        8.6          21.4
_____________________________________________________________________________________
                                                     188.4           189.3      393.6         373.1
Interest and other income                              2.3             5.4        3.8           8.5
_____________________________________________________________________________________
  Total revenues                                    $190.7           194.7      397.4         381.6
_____________________________________________________________________________________

Earnings before income taxes:
  Operating profit (loss):
    Domestic                                          20.5            27.9       40.4          45.9
    North Sea                                           .9            (2.7)       (.3)         (2.4)
    Other foreign                                     (3.2)           (2.5)      (6.4)         (2.4)
_____________________________________________________________________________________
                                                      18.2            22.7       33.7          41.1
  Other income (expense), net                        (16.0)          (12.7)     (22.6)        (26.1)
_____________________________________________________________________________________
    Earnings before income taxes                    $  2.2            10.0       11.1          15.0
_____________________________________________________________________________________

Capital expenditures:
  Exploration:
    Domestic                                          12.6             4.7       23.4          11.0
    North Sea                                           .4              .1         .8            .9
    Other foreign                                      3.2               -        7.7           5.1
_____________________________________________________________________________________
                                                      16.2             4.8       31.9          17.0
_____________________________________________________________________________________

  Development:
    Domestic                                          19.0            14.4       36.7          21.3
    North Sea                                          5.8             6.4        9.5          23.6
    Other foreign                                      3.3              .1        5.3            .4
_____________________________________________________________________________________
                                                      28.1            20.9       51.5          45.3
_____________________________________________________________________________________
                                                      44.3            25.7       83.4          62.3
  Refining and marketing                               4.0             6.5        6.8           9.9
_____________________________________________________________________________________
                                                      48.3            32.2       90.2          72.2
  Capitalized interest                                 5.7             4.4       11.5           8.4
  Other                                                 .6              .7        1.3           1.4
_____________________________________________________________________________________
                                                    $ 54.6            37.3      103.0          82.0
_____________________________________________________________________________________

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                            OPERATING DATA

                                                     Three months ended          Six months ended
                                                          June 30,                   June 30,
                                                      1994         1993         1994         1993
_____________________________________________________________________________________

OIL AND GAS OPERATIONS1
CRUDE AND CONDENSATE2
Production (thousands of barrels per day):
  Domestic                                            22.2           20.8       23.2           20.4
  North Sea                                           14.3            6.2       12.3            6.3
  Other foreign                                        3.3            6.7        3.9            7.0
_____________________________________________________________________________________
                                                      39.8           33.7       39.4           33.7
_____________________________________________________________________________________
Average price received (per barrel):
  Domestic                                          $17.07          18.48      15.43          18.71
  North Sea                                          15.69          17.44      14.77          17.41
  Other foreign                                      11.23          15.59      11.08          15.65
  Consolidated                                       16.09          17.71      14.80          17.83
_____________________________________________________________________________________
PLANT PRODUCTS
Production (thousands of barrels per day):
  Domestic                                             2.3            2.7        2.3            2.4
  North Sea                                             .5             .3         .4             .3
_____________________________________________________________________________________
                                                       2.8            3.0        2.7            2.7
_____________________________________________________________________________________
Average price received (per barrel):
  Domestic                                          $ 9.97          12.03       9.42          11.93
  North Sea                                          12.40          13.28      11.91          13.21
  Consolidated                                       10.39          12.16       9.78          12.09
_____________________________________________________________________________________
NATURAL GAS
Production (millions of cubic feet per day):
  Domestic                                           239.6          152.1      241.5          142.4
  North Sea                                             .4             .1         .3             .1
  Other foreign                                        3.4            4.6        3.4            5.9
  CLAM Petroleum Company                              34.7           39.9       38.9           42.2
_____________________________________________________________________________________
                                                     278.1          196.7      284.1          190.6
_____________________________________________________________________________________
Average price received (per MCF):
  Domestic                                          $ 1.97           2.23       2.18           2.13
  North Sea                                           1.89           1.86       1.83           1.62
  Other foreign                                       1.51           1.39       1.76           1.29
  CLAM Petroleum Company                              2.24           2.51       2.17           2.45
  Consolidated                                        2.00           2.27       2.17           2.17
_____________________________________________________________________________________

1 Includes the Company's 50% equity interest in its unconsolidated affiliate, CLAM
  Petroleum Company.
2 Before the elimination of intercompany transfers.

                             THE LOUISIANA LAND AND EXPLORATION COMPANY

                                     OPERATING DATA  (CONTINUED)

                                                      Three months ended         Six months ended
                                                           June 30,                  June 30,
                                                      1994          1993         1994        1993
_____________________________________________________________________________________

REFINING OPERATIONS
Refining Operating Profit (Loss):
  Revenues:
    Refined products*                               $ 88.5           105.1      191.0         210.0
    Other                                               .7              .8        1.2           1.3
_____________________________________________________________________________________
                                                      89.2           105.9      192.2         211.3
_____________________________________________________________________________________
  Cost and expenses:
    Cost of sales*                                    76.7            95.2      167.8         190.7
    Operating expenses                                10.1             9.0       19.3          17.1
    Depreciation                                        .7             1.2        1.5           2.5
    Taxes, other than income                            .8             1.0        1.6           2.0
_____________________________________________________________________________________
                                                      88.3           106.4      190.2         212.3
_____________________________________________________________________________________
                                                    $   .9             (.5)       2.0          (1.0)
_____________________________________________________________________________________
*Before the elimination of intercompany
  transfers to the Company's refinery               $  6.9             5.6       12.7           9.3
_____________________________________________________________________________________
Sales (thousands of barrels per day)                  49.8            51.2       54.8          51.8
_____________________________________________________________________________________
Average price received (per barrel)                 $19.50           22.57      19.25         22.48
_____________________________________________________________________________________

_____________________________________________________________________________________
GROSS WELLS DRILLED
Working Interest
Exploratory:
  Oil                                                    2               7          3            13
  Gas                                                    -               1          5             3
  Dry                                                    -               5          4            11
_____________________________________________________________________________________
                                                         2              13         12            27
_____________________________________________________________________________________
Development:
  Oil                                                    1               2          2             3
  Gas                                                    2               3          3             4
  Dry                                                    -               -          -             -
_____________________________________________________________________________________
                                                         3               5          5             7
_____________________________________________________________________________________
Total working interest                                   5              18         17            34
Royalty Interest                                         8              11         14            19
_____________________________________________________________________________________
Total wells                                             13              29         31            53
_____________________________________________________________________________________
NET WELLS DRILLED
Exploratory:
  Oil                                                   .4             3.1         .9           5.7
  Gas                                                    -              .2        3.0           1.4
  Dry                                                    -             1.4        2.1           5.1
_____________________________________________________________________________________
                                                        .4             4.7        6.0          12.2
_____________________________________________________________________________________
Development:
  Oil                                                   .2              .5         .5            .8
  Gas                                                   .4              .5         .6            .7
  Dry                                                    -               -          -             -
_____________________________________________________________________________________
                                                        .6             1.0        1.1           1.5
_____________________________________________________________________________________
Total net wells                                        1.0             5.7        7.1          13.7
_____________________________________________________________________________________

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




                                 THE LOUISIANA LAND AND EXPLORATION COMPANY
                                               (REGISTRANT)




                          By:           /s/ Jerry D. Carlisle
                                 ___________________________________________
                                        JERRY D. CARLISLE
                                        VICE PRESIDENT AND CONTROLLER
                                        (PRINCIPAL ACCOUNTING OFFICER)


Dated:  August 11, 1994