Form 10-Q
period 1994-09-30
LOUISIANA LAND & EXPLORATION CO
filed 1994-11-10
CIK 60512

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D. C.  20549

                                          FORM 10-Q

(Mark One)
  X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended SEPTEMBER 30, 1994

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

                                                     Outstanding at
          Class                                    October 31, 1994
CAPITAL STOCK, $.15 PAR VALUE                     33,374,877 SHARES

                                  (Total pages herein - 16)

                         THE LOUISIANA LAND AND EXPLORATION COMPANY

                                            INDEX


                                                           Page
                                                           Number
_________________________________________________________________

PART  I.       FINANCIAL INFORMATION:

   Item 1.   Financial Statements:

         (The September 30, 1994 and 1993 consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick, independent auditors, in accordance with established professional standards and procedures for such a review. The report of KPMG Peat Marwick commenting upon their review is included herein.)

         Consolidated Balance Sheets - September 30, 1994 and
               December 31, 1993.............................        3

         Consolidated Statements of Earnings (loss) - three
               months and nine months ended September 30, 1994
               and 1993......................................        4

         Consolidated Statements of Cash Flows - nine months
               ended September 30, 1994 and 1993.............       5

         Notes to Consolidated Financial Statements........      6-8

         Independent Accountants' Review Report............        9

   Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations...............................    10-12

   Petroleum Segment Information.........................       13

   Operating Data........................................    14-15


Part II.       OTHER INFORMATION:

   Item 6.   Exhibits and Reports on Form 8-K............       16

                               Part I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.


                         THE LOUISIANA LAND AND EXPLORATION COMPANY

                                 CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)
                                    (Millions of dollars)

                                                                   September 30,      December 31,
ASSETS                                                                      1994              1993
_____________________________________________________________________________________
CURRENT ASSETS:
Cash, including cash equivalents (September 30,
  1994-$12.5; December 31, 1993-$15.5)                                 $    18.9              33.3
Accounts and notes receivable, principally trade                            99.0             109.7
Income taxes receivable                                                      4.9               5.2
Inventories                                                                 33.6              26.8
Prepaid expenses                                                             6.5              12.7
Deferred income taxes                                                          -               2.6
_____________________________________________________________________________________
TOTAL CURRENT ASSETS                                                       162.9             190.3
_____________________________________________________________________________________
Investments in affiliates                                                   23.8              23.5
Property, plant and equipment                                            2,984.2           2,946.5
Less accumulated depletion, depreciation and amortization               (1,430.0)         (1,385.5)
_____________________________________________________________________________________
NET PROPERTY, PLANT AND EQUIPMENT                                        1,554.2           1,561.0
_____________________________________________________________________________________
Other assets                                                                30.0              63.9
_____________________________________________________________________________________
                                                                       $ 1,770.9           1,838.7
_____________________________________________________________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY
_____________________________________________________________________________________
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                      153.8             170.9
Income taxes payable                                                         3.1               3.8
_____________________________________________________________________________________
TOTAL CURRENT LIABILITIES                                                  156.9             174.7
_____________________________________________________________________________________
Deferred income taxes                                                      145.4             151.2
Long-term debt                                                             733.5             734.5
Other liabilities                                                          158.9             178.5
_____________________________________________________________________________________
STOCKHOLDERS' EQUITY:
Capital stock                                                                5.7               5.7
Additional paid-in capital                                                  83.8              82.9
Retained earnings                                                          655.0             684.4
_____________________________________________________________________________________
                                                                           744.5             773.0
Loans to ESOP                                                               (6.0)             (8.8)
Cost of capital stock in treasury                                         (162.3)           (164.4)
_____________________________________________________________________________________
TOTAL STOCKHOLDERS' EQUITY                                                 576.2             599.8
_____________________________________________________________________________________
                                                                       $ 1,770.9           1,838.7
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                              CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                                              (UNAUDITED)

                                   (Millions, except per share data)


                                                     Three months ended         Nine months ended
                                                        September 30,             September 30,
                                                      1994         1993         1994         1993
_____________________________________________________________________________________

REVENUES:
Oil and gas                                         $105.1           86.6      313.8          258.9
Refined products                                      92.3          101.4      270.6          302.1
Gain on sale of oil and gas properties                  .2              -        6.8              -
Other                                                   .3            5.5        4.1           14.1
_____________________________________________________________________________________
                                                     197.9          193.5      595.3          575.1
_____________________________________________________________________________________
COSTS AND EXPENSES:
Lease operating and facility expenses                 28.6           26.3       86.3           76.7
Refinery cost of sales and operating
 expenses                                             93.9          101.6      268.3          300.1
Dry holes and exploratory charges                     25.6           13.1       51.6           34.5
Depletion, depreciation and amortization              44.9           28.2      137.5           81.0
Taxes, other than on earnings                          6.1            6.3       18.9           19.0
General, administrative and other
 expenses                                             10.7           10.6       31.5           31.2
Interest and debt expenses                             6.7            4.8       18.7           15.0
Reversal of litigation accrual                           -              -      (10.0)             -
_____________________________________________________________________________________
                                                     216.5          190.9      602.8          557.5
_____________________________________________________________________________________
Earnings (loss) before income taxes                  (18.6)           2.6       (7.5)          17.6
Income tax expense (benefit)                          (7.3)           4.4       (3.0)          11.1
_____________________________________________________________________________________
Earnings (loss) before cumulative effect of
 changes in accounting principles                    (11.3)          (1.8)      (4.5)           6.5
Cumulative effect on years prior to
 1993 of changes in accounting
 principles                                              -              -          -             .2
_____________________________________________________________________________________
NET EARNINGS (LOSS)                                 $(11.3)          (1.8)      (4.5)           6.7
_____________________________________________________________________________________

Earnings (loss) per share before
 cumulative effect of changes in
 accounting principles                               (0.34)         (0.06)     (0.14)          0.22
Cumulative effect on years prior to
 1993 of changes in accounting principles                -              -          -           0.01
_____________________________________________________________________________________
EARNINGS (LOSS) PER SHARE                           $(0.34)         (0.06)     (0.14)          0.23
_____________________________________________________________________________________

AVERAGE SHARES                                        33.4           28.9       33.4           28.7
_____________________________________________________________________________________

CASH DIVIDENDS PER SHARE                            $ 0.25           0.25       0.75           0.75
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                         (Millions of dollars)


                                                                                Nine months ended
                                                                                  September 30,
                                                                                1994         1993
_____________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                         $  (4.5)            6.7
Adjustments to reconcile to cash flows
 from operations:
   Gain on sale of oil and gas properties                                      (6.8)              -
   Changes in accounting principles                                               -             (.2)
   Depletion, depreciation and amortization                                   137.5            81.0
   Deferred income taxes                                                       (3.3)          (10.7)
   Dry holes and impairment charges                                            29.1            15.5
   Other                                                                        2.0            10.0
_____________________________________________________________________________________
                                                                              154.0           102.3
   Changes in operating assets and liabilities:
     Net (increase) decrease in receivables                                    20.7           (17.0)
     Net (increase) decrease in inventories                                    (8.5)            1.6
     Net (increase) decrease in prepaid items                                   6.8            (2.1)
     Net increase (decrease) in payables                                      (24.0)           15.0
     Other                                                                      1.6            10.1
_____________________________________________________________________________________
NET CASH FLOWS FROM OPERATING ACTIVITIES                                      150.6           109.9
_____________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of NERCO                                                              -          (359.1)
Capital expenditures                                                         (166.1)         (128.1)
Proceeds from asset sales                                                      14.9             1.6
Other                                                                         (19.9)          (33.9)
_____________________________________________________________________________________
NET CASH FLOWS FROM INVESTING ACTIVITIES                                     (171.1)         (519.5)
_____________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to long-term debt                                                   152.0           471.0
Repayments of long-term debt                                                 (153.0)          (68.6)
Advances against cash surrender value                                          34.4               -
Dividends                                                                     (24.9)          (21.5)
Repayment of loans to ESOP                                                      2.8             2.2
Purchase of treasury stock                                                        -            (1.5)
Other                                                                          (5.2)           (3.1)
_____________________________________________________________________________________
NET CASH FLOWS FROM FINANCING ACTIVITIES                                        6.1           378.5
_____________________________________________________________________________________
DECREASE IN CASH AND CASH EQUIVALENTS                                       $ (14.4)          (31.1)
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1994, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 1994 and 1993. Certain amounts have been reclassified to conform with the current period's presentation.

2. On September 28, 1993, the Company completed the acquisition of all of the issued and outstanding common stock of NERCO Oil & Gas, Inc. ("NERCO") for a cash purchase price of approximately $354 million. The cost of the acquisition was allocated under the purchase method of accounting based on the fair value of the assets acquired and liabilities assumed.

      The results of NERCO's operations were consolidated with the Company's effective October 1, 1993. Pro forma combined results of operations of the Company and NERCO, including appropriate purchase accounting adjustments for the three-month and nine-month periods ending September 30, 1993 as though the acquisition had taken place on January 1, 1993, follows:

                                                              (Millions, except per share data)
                                                            Three months               Nine months
                                                                   ended                     ended
                                                           September 30,             September 30,
                                                                    1993                      1993
      _________________________________________________________________________________

      Revenues                                                    $217.1                     666.8
      _________________________________________________________________________________
      Earnings (loss) before cumulative effect of changes
       in accounting principle                                     (13.4)                     (6.5)
      Cumulative effect on years prior to 1993 of changes
       in accounting principles                                        -                        .2
      _________________________________________________________________________________
      Net earnings (loss)                                         $(13.4)                     (6.3)
      _________________________________________________________________________________
      Earnings (loss) per share                                   $(0.40)                    (0.19)
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

6. For the three months ended September 30, 1994 and 1993, interest costs incurred were $11.8 million and $9.3 million, respectively, of which $5.1 million and $4.5 million, respectively, were capitalized as part of the cost of property, plant and equipment. For the nine months ended September 30, 1994 and 1993, interest costs incurred were $35.3 million and $27.9 million, respectively, of which $16.6 million and $12.9 million, respectively, were capitalized as part of the cost of property, plant and equipment.

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

      Accordingly, the following unaudited summarized consolidated income statement information for MaraLou and its consolidated subsidiary, CLAM, for the three-month and nine-month periods ended September 30, 1994 and 1993 are presented in accordance with Regulation S-X, Rule 10-01(b).

                                                                    (Unaudited)
                                                      Three months ended        Nine months ended
                                                         September 30,             September 30,
                                                       1994         1993          1994       1993
      ________________________________________________________________________________

      Gross revenues                                  $12.9            5.1        44.1         43.5
      ________________________________________________________________________________
      Operating profit                                  2.5             .9        22.2         22.6
      ________________________________________________________________________________
      Earnings (loss) before cumulative effect
        of change in accounting principle              (4.8)          (1.2)        2.9          7.5
      Cumulative effect on years prior to
        1993 of change in accounting principle
        for income taxes                                  -              -           -         (6.0)
      ________________________________________________________________________________
      Net earnings (loss)                             $(4.8)          (1.2)        2.9          1.5
      ________________________________________________________________________________

9. As explained in Note 15 of "Notes to Consolidated Financial Statements" in the Company's 1993 Annual Report to Shareholders, the State of Louisiana had asserted claims against the Company in its capacity as sublessor to Texaco of certain State leases, based upon Texaco's alleged royalty miscalculations. In February 1994, a settlement was agreed to by all parties under which the Company made a $5 million cash payment and agreed to a reduction of an immaterial amount of future payments to the Company by Texaco related to the Company's 8-1/3% net profits interest (for which the Company has no cost basis) on a limited number of the Company's Louisiana properties. The amounts previously provided in the financial statements for this litigation exceeded the cash payment required by $10 million, which was reversed during the first quarter of 1994.

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

                                INDEPENDENT ACCOUNTANTS' REVIEW REPORT




The Board of Directors
The Louisiana Land and Exploration Company:

We have reviewed the consolidated balance sheet of The Louisiana Land and Exploration Company and subsidiaries as of September 30, 1994, and the related consolidated statements of earnings and cash flows for the three-month and nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.


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




                                               /KPMG PEAT MARWICK LLP

                                               KPMG PEAT MARWICK LLP


New Orleans, Louisiana
November 7, 1994

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.


                                         REVIEW OF OPERATIONS

     Third quarter operations resulted in a pretax loss of $18.7 million in 1994, down from the $2.6 million pretax earnings reported in the comparable 1993 quarter. As a result, a $7.5 million pretax loss was incurred during the first nine months of 1994, compared to the $17.6 pretax earnings reported in the 1993 period. Even though oil and gas revenues were up significantly in both 1994 periods, the higher revenues were not enough to offset the increased dry hole and exploratory charges, higher depletion, depreciation and amortization (DD&A) charges and operating losses from refining operations. The 1994 loss also included the Company's equity in the third quarter loss of its 50% owned affiliate, CLAM Petroleum Company, which resulted from increases in exploration charges and in CLAM's foreign income tax provision to adjust for exchange rate fluctuations. This adjustment reduced the Company's equity in CLAM's net earnings by $2 million. Partially offsetting the year-to-date loss were nonrecurring items relating to a $10 million pretax gain on the reversal of a previously established provision for the settlement of the Texaco litigation and a $6.8 million pretax gain on the sale of oil and gas properties.

     The Company's effective income tax rate exceeds the Federal statutory rate of 35% primarily as a result of higher tax rates in foreign jurisdictions.


                                        OIL AND GAS OPERATIONS

     Revenues from the Company's oil and gas operations were up over $18 million from the third quarter of 1993. Liquids revenues were up almost $16 million due to increased crude oil volumes ($11 million) and higher worldwide crude oil prices ($5 million). Natural gas revenues were up almost $3 million as a result of higher domestic deliveries ($10 million), which were partially offset by lower prices ($7 million).

     In the first nine months of 1994, revenues from the Company's oil and gas operations were up $55 million from the comparable 1993 period. Natural gas revenues were up almost $43 million as a result of higher domestic deliveries ($48 million), which were partially offset by lower prices ($5 million). Liquids revenues were up approximately $11 million due to increased crude oil volumes ($30 million). The higher crude oil volumes more than offset the effect of lower worldwide crude oil prices ($18 million).

     Crude oil volumes in the third quarter and first nine months of 1994 increased 6,700 and 6,000 barrels per day, respectively, from the 1993 periods due to higher domestic and North Sea volumes. The increase in domestic volumes was primarily due to the late-1993 acquisition of NERCO, new wells coming onstream and increased production from domestic wells that were shut-in for repairs and maintenance during the prior year periods. North Sea volumes were up due to the late-1993 T-Block acquisition and new wells onstream at Brae Field. These production increases at domestic and North Sea properties were partially offset by natural declines at mature producing properties. Volumes from other foreign operations were down primarily due to the sale of certain Canadian properties in late 1993.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.  (CONTINUED)


     The improvement in domestic natural gas deliveries, up approximately 50 million and 83 million cubic feet per day in the third quarter and first nine months of 1994, respectively, was primarily due to the acquisition of NERCO and new domestic wells coming onstream. These increases were partially offset by the effects of natural declines at mature producing properties, and the sale of a limited number of domestic properties and certain Canadian properties since the 1993 periods. In addition, domestic gas sales volumes began being voluntarily curtailed late in the third quarter in response to low prices, the duration and impact of which is not known at this time.

     Costs and expenses increased during the third quarter and first nine months of 1994. Lease operating and facility expenses were higher in both periods primarily due to additional operating costs for properties acquired since the comparable 1993 periods. DD&A was up 59% and 70%, respectively, from the comparable 1993 periods due primarily to DD&A on properties and working interests acquired in late 1993. These increases were reduced somewhat by the lower DD&A resulting from the sale of certain Canadian properties in late 1993. Dry hole and exploratory charges were up in 1994 due to the write-off of unsuccessful wells and higher domestic seismic costs incurred. General, administrative and other expenses remained essentially unchanged from the 1993 periods. Interest and debt expenses increased due to the higher debt level incurred primarily in late 1993. An increase of investments in qualifying projects resulted in greater capitalized interest which partially offset the higher interest expense.


                                          REFINING OPERATIONS

     Refining operations in the 1994 third quarter resulted in a $3 million pretax operating loss. A $1.9 million operating loss was reported in the comparable 1993 quarter. The revenue declines caused by lower sales volumes ($13 million) along with higher operating costs more than offset the favorable impact of lower crude oil feedstock costs ($10 million) and higher product prices ($2 million).

     Due to the third-quarter loss, refining operations for the first nine months of 1994 resulted in a pretax operating loss of $0.9 million. A $2.9 million operating loss was reported in the comparable 1993 period. Lower revenues, due to declining product prices ($28 million) and lower sales volumes ($2 million), along with higher operating costs more than offset the favorable impact of lower crude oil feedstock costs ($33 million).

                                    LIQUIDITY AND CAPITAL RESOURCES

     In the nine months of 1994, the Company generated approximately $150 million in cash from operations. However, cash and equivalents were reduced $14 million primarily as the result of expenditures for capital projects ($166 million), expenditures associated with asset acquisitions and dispositions ($10 million) and dividends paid ($25 million). The Company's cash position was supplemented with advances against cash surrender values of life insurance policies ($34 million) and the proceeds from assets sales ($15 million).

     The Company expects to fund fourth quarter expenditures, including capital expenditures of approximately $70 million, primarily from operating cash flows. However, the Company expects to supplement its working capital, from time-to-time, through its commercial paper program and its existing revolving credit facility.

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

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                     PETROLEUM SEGMENT INFORMATION

                                         (Millions of dollars)

                                                      Three months ended        Nine months ended
                                                         September 30,             September 30,
                                                       1994         1993         1994        1993
_____________________________________________________________________________________

Sales to unaffiliated customers:
  Domestic                                          $ 166.0          169.7      517.0         500.7
  North Sea                                            26.4            9.5       60.4          30.1
  Other foreign                                         5.2            8.8       13.8          30.2
_____________________________________________________________________________________
                                                      197.6          188.0      591.2         561.0
Interest and other income                                .3            5.5        4.1          14.1
_____________________________________________________________________________________
  Total revenues                                    $ 197.9          193.5      595.3         575.1
_____________________________________________________________________________________

Earnings (loss) before income taxes:
  Operating profit (loss):
    Domestic                                            6.3           19.1       46.7          65.0
    North Sea                                           4.3           (1.8)       4.0          (4.2)
    Other foreign                                     (10.4)          (2.7)     (16.8)         (5.1)
_____________________________________________________________________________________
                                                         .2           14.6       33.9          55.7
  Other income (expense), net                         (18.8)         (12.0)     (41.4)        (38.1)
_____________________________________________________________________________________
    Earnings (loss) before income taxes             $ (18.6)           2.6       (7.5)         17.6
_____________________________________________________________________________________

Capital expenditures:
  Exploration:
    Domestic                                           12.2           10.1       35.6          21.1
    North Sea                                            .8             .7        1.6           1.6
    Other foreign                                       5.0            2.3       12.7           7.4
_____________________________________________________________________________________
                                                       18.0           13.1       49.9          30.1
_____________________________________________________________________________________

  Development:
    Domestic                                           25.6           18.4       62.3          39.7
    North Sea                                           4.3            4.7       13.8          28.3
    Other foreign                                       4.1             .4        9.4            .8
_____________________________________________________________________________________
                                                       34.0           23.5       85.5          68.8
_____________________________________________________________________________________
                                                       52.0           36.6      135.4          98.9
  Refining and marketing                                2.8            4.1        9.6          14.0
_____________________________________________________________________________________
                                                       54.8           40.7      145.0         112.9
  Capitalized interest                                  5.1            4.4       16.6          12.8
  Other                                                 1.2            1.0        2.5           2.4
_____________________________________________________________________________________
                                                    $  61.1           46.1      164.1         128.1
_____________________________________________________________________________________

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                            OPERATING DATA

                                                     Three months ended         Nine months ended
                                                        September 30,             September 30,
                                                      1994         1993         1994         1993
_____________________________________________________________________________________

OIL AND GAS OPERATIONS1
CRUDE AND CONDENSATE2
Production (thousands of barrels per day):
  Domestic                                            21.9           21.4       22.8           20.8
  North Sea                                           16.1            6.2       13.6            6.3
  Other foreign                                        2.9            6.6        3.5            6.8
_____________________________________________________________________________________
                                                      40.9           34.2       39.9           33.9
_____________________________________________________________________________________
Average price received (per barrel):
  Domestic                                          $17.66          16.53      16.15          17.95
  North Sea                                          17.17          15.79      15.73          16.87
  Other foreign                                      15.94          13.84      12.42          15.07
  Consolidated                                       17.35          15.88      15.68          17.17
_____________________________________________________________________________________
PLANT PRODUCTS
Production (thousands of barrels per day):
  Domestic                                             2.6            2.3        2.4            2.4
  North Sea                                             .7             .5         .5             .4
_____________________________________________________________________________________
                                                       3.3            2.8        2.9            2.8
_____________________________________________________________________________________
Average price received (per barrel):
  Domestic                                          $10.16          10.75       9.70          11.55
  North Sea                                          11.07          12.53      11.51          12.92
  Consolidated                                       10.35          11.05      10.00          11.74
_____________________________________________________________________________________
NATURAL GAS
Production (millions of cubic feet per day):
  Domestic                                           215.7          165.5      232.8          150.2
  North Sea                                            1.1             .2         .6             .2
  Other foreign                                        2.4            3.6        3.0            5.1
  CLAM Petroleum Company                              29.9           10.8       35.9           31.6
_____________________________________________________________________________________
                                                     249.1          180.1      272.3          187.1
_____________________________________________________________________________________
Average price received (per MCF):
  Domestic                                          $ 1.78           2.15       2.05           2.14
  North Sea                                           2.62           1.36       2.34           1.51
  Other foreign                                       1.87           1.24       1.79           1.28
  CLAM Petroleum Company                              2.25           2.93       2.19           2.51
  Consolidated                                        1.84           2.18       2.07           2.18
_____________________________________________________________________________________

1 Includes the Company's 50% equity interest in its unconsolidated affiliate, CLAM
  Petroleum Company.
2 Before the elimination of intercompany transfers.

                             THE LOUISIANA LAND AND EXPLORATION COMPANY

                                     OPERATING DATA  (CONTINUED)

                                                      Three months ended        Nine months ended
                                                        September 30,              September 30,
                                                      1994          1993         1994        1993
_____________________________________________________________________________________

REFINING OPERATIONS
Refining Operating Profit (Loss):
  Revenues:
    Refined products*                               $ 97.2           108.1      288.2         318.1
    Other                                               .5              .3        1.7           1.6
_____________________________________________________________________________________
                                                      97.7           108.4      289.9         319.7
_____________________________________________________________________________________
  Cost and expenses:
    Cost of sales*                                    88.6            99.1      256.4         289.8
    Operating expenses                                10.2             9.2       29.5          26.3
    Depreciation                                        .9             1.3        2.4           3.8
    Taxes, other than income                            .9              .7        2.5           2.7
_____________________________________________________________________________________
                                                     100.6           110.3      290.8         322.6
_____________________________________________________________________________________
                                                    $ (2.9)           (1.9)       (.9)         (2.9)
_____________________________________________________________________________________
*Before the elimination of intercompany
  transfers to the Company's refinery               $  4.9             6.7       17.6          16.0
_____________________________________________________________________________________
Sales (thousands of barrels per day)                  50.3            57.1       53.3          53.6
_____________________________________________________________________________________
Average price received (per barrel)                 $21.04           20.57      19.82         21.75
_____________________________________________________________________________________

_____________________________________________________________________________________
GROSS WELLS DRILLED
Working Interest
Exploratory:
  Oil                                                    -               8          3            21
  Gas                                                    5               3         10             6
  Dry                                                    6               5         10            16
_____________________________________________________________________________________
                                                        11              16         23            43
_____________________________________________________________________________________
Development:
  Oil                                                    3               4          5             7
  Gas                                                    7               2         10             6
  Dry                                                    -               1          -             1
_____________________________________________________________________________________
                                                        10               7         15            14
_____________________________________________________________________________________
Total working interest                                  21              23         38            57
Royalty Interest                                         4               4         18            23
_____________________________________________________________________________________
Total wells                                             25              27         56            80
_____________________________________________________________________________________
NET WELLS DRILLED
Exploratory:
  Oil                                                    -             5.0         .9          10.7
  Gas                                                  1.9             1.2        4.9           2.6
  Dry                                                  4.3             2.7        6.4           7.8
_____________________________________________________________________________________
                                                       6.2             8.9       12.2          21.1
_____________________________________________________________________________________
Development:
  Oil                                                   .2             1.0         .7           1.8
  Gas                                                  2.0              .3        2.6           1.0
  Dry                                                    -              .3          -            .3
_____________________________________________________________________________________
                                                       2.2             1.6        3.3           3.1
_____________________________________________________________________________________
Total net wells                                        8.4            10.5       15.5          24.2
_____________________________________________________________________________________

                                     PART II.  OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a)    Exhibits:

            Exhibit 27  -        Financial Data Schedule

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


Dated:  November 9, 1994