Form 10-K
LOUISIANA LAND & EXPLORATION CO
filed 1995-03-24
CIK 60512

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-K

(Mark One)
  X         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the Fiscal Year ended DECEMBER 31, 1994

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

                                    NAME OF EACH EXCHANGE ON WHICH
TITLE OF EACH CLASS                 REGISTERED
Capital Stock, $.15 par             New York Stock Exchange
value (including Capital            London Stock Exchange
Stock Purchase Rights)              The Stock Exchanges of Geneva,
                                    Zurich and Basle

8-1/4% Notes due 2002               New York Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

                                                        (continued)

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90
days.  YES    X  .  NO       .

      State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                                               Aggregate Market Value
         Class of Voting Stock                  at February 28, 1995
     Capital Stock, $.15 par value                 $1,155,866,000

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
                   Class                        February 28, 1995
      Capital Stock, $.15 par value             33,382,406 shares


                      DOCUMENTS INCORPORATED BY REFERENCE

Part III:  The Registrant's Proxy Statement for its Annual Meeting
            of Stockholders to be held on May 11, 1995

                                     INDEX

Page
Number
_________________________________________________________________
                                    PART I

 4    Items 1 and 2.   Business and Properties.

 4    The Company
 4    Contributions of Principal Products
 5    Petroleum Operations
 6      General
 7      Sales
 8      Oil and Gas Properties
 9      Oil and Gas Reserves
 9      Exploration Activities
14      Development Activities
18      Drilling Activities at December 31, 1994
18      Oil and Gas Wells
20      Crude and Condensate, Plant Products and Natural Gas
          Production and Prices Realized
21      Refining Operations
22    Regulation
22      Federal Energy Regulatory Commission
22      Environmental Matters

24    Item 3.  Legal Proceedings.

24    Item 4.  Submission of Matters to a Vote of Security
                 Holders.

25    Executive Officers of the Registrant


                                    PART II

26    Item 5.  Market for the Registrant's Common Equity
                 and Related Stockholder Matters.

26    Item 6.  Selected Financial Data.

26    Item 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.

27    Item 8.  Financial Statements and Supplementary Data.

91    Item 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.

                                   PART  III


91    Item 10.  Directors and Executive Officers of the Registrant.

91    Item 11.  Executive Compensation.

91    Item 12.  Security Ownership of Certain Beneficial Owners and
                   Management.

91    Item 13.  Certain Relationships and Related Transactions.


                                   PART  IV

      Item 14.  Exhibits, Financial Statement Schedules, and Reports
                   on Form 8-K.


92     (a)(1)  Financial Statements and Supplementary Data

92     (a)(2)  Financial Statement Schedules

92     (a)(3)  Index to Exhibits

92     (b)     Reports on Form 8-K

96    Signatures

ITEMS 1 AND 2.   BUSINESS AND PROPERTIES.

                                  The Company

      The Louisiana Land and Exploration Company and subsidiaries (LL&E or the Company) is engaged principally in the exploration for and the development and production of petroleum natural resources. The major portion of LL&E's petroleum operations are conducted in the continental United States, the federal offshore area in the Gulf of Mexico, the North Sea, Canada, Colombia and Indonesia. In early 1995, the Company announced plans to sell certain non-strategic assets, including remaining oil and gas assets in Canada, which were not material to the Company's operations. LL&E also owns a refinery in Alabama, and also processes natural gas. At December 31, 1994, LL&E had 825 employees.


                      Contributions of Principal Products

      The table below sets forth the principal products and their contribution to the operating revenues of LL&E's petroleum operations for the periods indicated. Reference is made to Note 16 of "Notes to Consolidated Financial Statements" for additional information on LL&E's operations.

                                                         Years ended December 31,
(Millions of dollars)                                  1994          19931        1992
_______________________________________________________________________________________
Crude and condensate                               $  235.8         210.0        215.1
Natural gas                                           169.9         146.0         92.0
Refined products2                                     361.4         400.2        441.9
Other petroleum products                               15.4          14.1         16.8
_______________________________________________________________________________________
  Total                                            $  782.5         770.3        765.8
_______________________________________________________________________________________

1 Includes NERCO Oil & Gas, Inc. since October 1, 1993.
2 After elimination of intercompany transfers to the Company's refinery.  In 1994, 1993 and
  1992, such transfers were valued at $24.8, $22.4 and $20.7, respectively.

                             Petroleum Operations

      LL&E employs a staff of petrotechnical professionals to initiate, evaluate, plan and execute LL&E's petroleum activities. Typically, the actual tasks of exploration and development, such as seismic surveys and drilling, are performed by independent specialized contractors under the direction of LL&E's professional staff. LL&E's principal domestic exploration activities at December 31, 1994 were in the Gulf of Mexico, Louisiana and Wyoming. Outside the United States, LL&E's principal exploration activities were in the North Sea, Colombia, Algeria and Yemen.

      In the United States, LL&E has working interests in development and producing operations principally in Alabama, Florida, Louisiana, Wyoming and the federal offshore area in the Gulf of Mexico. Outside the United States, LL&E has working interests in development and producing operations in the Netherlands and United Kingdom sectors of the North Sea, Colombia and Indonesia.

      The majority of LL&E's working interest activities occur on property leased from others, which leaseholds are acquired by paying a signature bonus, delay rental and production royalty to the owner of the mineral rights. In 1994, working interest revenues accounted for 90% of LL&E's total oil and gas revenues.

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

      LL&E Petroleum Marketing, Inc., a wholly owned subsidiary, owns and operates a refinery in Mobile, Alabama. The refinery utilizes various sources of feedstocks including Company-owned and -controlled crude oil which is acquired on a competitive basis with other domestic and foreign crudes from third parties.

GENERAL

      LL&E's petroleum operations are subject to all of the risks and uncertainties normally incident to exploration for and development of oil and gas. Significant capital expenditures are required in connection with such operations, with capital expenditures for offshore operations typically being substantially greater than for similar operations onshore. LL&E's earnings and the scope of its future exploration and development programs will be affected by the extent to which state and federal legislation and regulations applicable to the petroleum industry impact incentives for exploration and production, and permit the recovery of revenues sufficient to meet increasing costs and to expand operations. The marketability of offshore production is limited by the availability of marine transportation facilities, which are barge or pipeline for oil, but only pipeline for gas. In instances where there are no gas pipelines in an area of production, LL&E must await the permitting, certification and construction of pipeline facilities before deliveries of gas can commence. A portion of LL&E's petroleum operations is conducted in foreign countries where LL&E is also subject to regulation, risks of a political nature and other risks. LL&E's oil and gas production is from properties in jurisdictions in which well drilling and production are regulated or subject to limitations by governmental production and conservation authorities.

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

      The principal raw materials and supplies required directly by LL&E for its petroleum operations, other than refining and natural gas processing, are generally available through multiple sources and acquired through specialized independent contractors. The refinery and gas processing operations' principal raw materials are crude oil and natural gas, a portion of which is Company-owned and -controlled. Internally generated fuels and electricity are the principal energy requirements for the petroleum operations and the refinery, and electricity is the principal energy requirement at the gas processing plants. No serious problems currently exist with respect to the availability of any of these items.

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

Liquids

      During 1994, LL&E's crude oil, condensate and plant products production were sold into various domestic and international markets at prices competitive for the area and for quality of production. In some instances, crude oil, condensate and plant products were traded from area to area and were then sold to third parties or transferred to the Company's refinery. LL&E charged transfers of proprietary production to its refinery at appropriate market prices. The 1994 sales period has seen dramatic price fluctuations with crude oil prices ranging between $14/BBL and $21/BBL. Overall, crude oil prices averaged approximately $17/BBL at Cushing, Oklahoma for West Texas Intermediate. This price was approximately $1.50/BBL below the price averaged in 1993.

Natural Gas

      Prior to FERC Orders 436/500 and 636, most of LL&E's sales of natural gas were made to various interstate and intrastate gas pipeline companies under long-term take-or-pay contracts subject to the regulations of the FERC. With the implementation of the above-referenced orders, the structure of the industry has changed drastically. LL&E now has the ability, as other producers do, to ship gas on the nationwide transportation grid and contract directly with downstream customers. Development of this downstream marketing activity has allowed LL&E to gain entry into markets not previously available, reduced the Company's reliance on pipelines to purchase natural gas and given the Company greater flexibility and control of its natural gas reserves.

      As of February 1, 1995, less than 5 percent of LL&E's natural gas production was being sold to interstate pipeline companies.
The remainder of the Company's North American natural gas production is sold primarily to local distribution companies, industrials, electric utilities and aggregators under short- or medium-term contracts at market-responsive prices. The vast majority of the Company's North Sea gas production is sold to distributors, electric generators and aggregators under long-term contracts at prices based on various combinations of commodity and inflation-based indices.

Refined Products

      LL&E's refinery products, which include three grades of gasoline, naphtha, two grades of No. 2 fuel oil, turbine fuel, vacuum gas-oil and vacuum residuum, are generally sold in the spot market, wholesale markets, or under short-term contracts. Products are either sold in local or Gulf Coast markets or exchanged in return for products in pipeline markets.


OIL AND GAS PROPERTIES

      Information regarding LL&E's productive and undeveloped acreage is presented under the heading "Oil and Gas Properties" in
Part II, Item 8. - "Financial Statements and Supplementary Data."

Working Interest Properties

      At December 31, 1994, LL&E had working interests in approximately 626 thousand gross (287 thousand net) productive acres and approximately 7.4 million gross (3 million net) undeveloped acres. The total unamortized cost to LL&E of such undeveloped acreage at December 31, 1994 was $51.7 million.
Through its affiliate, CLAM Petroleum Company, LL&E had working interests in approximately 40 thousand gross (6 thousand net) productive acres and approximately 772 thousand gross (177 thousand net) undeveloped acres, all located in the Netherlands sector of the North Sea.

      Leaseholds held by LL&E in the United States on privately owned lands generally reserve to the lessor a 12-1/2% to 25% royalty interest in the production from such lands. Federal leases offshore in the Outer Continental Shelf are acquired by sealed bids, and generally provide for a royalty of 16-2/3% of the value of production. Federal leases onshore generally are acquired by payment of a filing fee and provide for a royalty of 16-2/3% of the value of production. The primary terms of LL&E's leases vary generally from 3 to 10 years (five years in the case of federal offshore leases), but such leases are automatically extended by production for as long thereafter as production continues.

Royalty Properties

      At December 31, 1994, LL&E owned approximately 594 thousand acres in fee lands in south Louisiana of which approximately 142 thousand acres were leased to various other companies for oil and gas exploration, development and production. Of those leased to others, approximately 97 thousand acres are productive and yielded a weighted average royalty to LL&E of 25%. In addition, LL&E holds State of Louisiana leases covering approximately 55 thousand pro-ductive acres which have been assigned to Texaco Inc. under a contract (1928 Texaco Contract). Under the 1928 Texaco Contract, which also covers certain fee lands owned by LL&E, LL&E is entitled to receive a 25% royalty interest in the production from the acreage subject to the lease. LL&E is obligated to pay to the lessor of the leasehold interests subject to the 1928 Texaco Contract a royalty which is, in most cases, 12-1/2% of the proceeds from production for such property.

      Of the approximately 452 thousand fee acres not leased to others, LL&E conducts operations on approximately 1.1 thousand productive acres; the balance of the fee acreage is classified as undeveloped. From time to time, LL&E conducts exploratory activities on this undeveloped fee acreage.


OIL AND GAS RESERVES

      Information regarding LL&E's proved oil and gas reserves is presented under the heading "Data on Oil and Gas Activities" in
Part II, Item 8. - "Financial Statements and Supplementary Data." LL&E and its oil and gas subsidiaries are required to report, at varying times, estimates of oil and gas reserve data with various governmental authorities and agencies, including the Federal Energy Regulatory Commission. The basis for reporting estimates of reserves to these authorities and agencies may not be comparable to that presented because of the nature of the various reports required. The major sources of noncomparability include differences in the times as of which such estimates are made and differences in the definition of the reporting unit, such as, gross, net, total operator, lease by lease, reservoir by reservoir.


EXPLORATION ACTIVITIES

Working Interest

      The Company's exploration expenditures totaled $90 million in 1994: $17 million was spent on gathering and evaluating seismic data, over $3 million was expended for unproved leases in the United States and overseas, and $70 million was expended for participation in 44 wells. Of this total, 27 wells were successful completions: 5 oil and 22 gas.

South Louisiana

      One of the Company's most significant gas discoveries in recent years was announced in early 1994 following the successful completion of an exploratory well in a deeper reservoir in the Fresh Water Bayou Field in Vermilion Parish, Louisiana. The Louisiana Furs C-16 well, drilled to a total depth of 19,260 feet and completed, in a producing horizon below 17,500 feet, tested at a rate of 30.3 million cubic feet of gas per day and 192 barrels of condensate per day. The Company owns a 35% gross working interest in the field. A development plan was initiated based on the results from this discovery well. The first development well, the Louisiana Furs C-17, was drilled to a total depth of 20,600 feet and was completed in August in the same producing sand as the C-16 well. The C-17 tested 45.7 million cubic feet of gas per day and 307 barrels of condensate per day. A third development well, the Louisiana Furs C-19, was then drilled and tested 29 million cubic feet of gas per day and 329 barrels of condensate per day. Total gross production from the first two wells has been limited to 55 million cubic feet of gas per day due to pipeline constraints and limited production facilities. Expanded facilities and a new pipeline increased gross production volumes from the field to over 100 million cubic feet of gas per day in March of 1995. Production capacity of approximately 200 million cubic feet of gas per day will be completed by year end in anticipation of the completion of the two new development wells.

      A 3-D seismic survey was conducted in late 1994 to assist in the further development of the field. Based on information derived from this survey as well as production information from the wells currently onstream, at least two more drilling locations have been identified for drilling during 1995. A potential deeper gas horizon found but not tested in the initial well has also been identified on the 3-D survey and is expected to be tested by one of the two 1995 wells.

      Interest in 3-D survey acquisition and analysis continued to surge in the mature producing areas of south Louisiana during 1994. The Company was active in 3-D seismic acquisition, adding 267 miles to its inventory. Another 425 square miles is in the execution or planning stages for 1995. Leveraging the value of the Company's 600,000 acre fee land ownership has enabled the Company to structure a variety of arrangements with its partners to maximize data acquisition and drilling exposure while greatly reducing project costs and risk.

      The effort expended in the acquisition and interpretation of this seismic data over the last two years began to yield meaningful drilling results during 1994. Three successful exploratory wells were drilled on the basis of 3-D seismic. At the Bastian Bay Field, a mature field where the last successful well was drilled in 1981, two 3-D prospects, Mustang and Vino, were successfully completed. Mustang is currently producing 4 million cubic feet of gas per day and 122 barrels of condensate per day and Vino tested
3.5 million cubic feet of gas per day and will be connected for production shortly. The Company owns a 33% working interest in both wells. Due to the Company's fee land ownership in the field and its related royalty interest, the Company's net revenue interests in the two wells are 40.8% and 48.4%, respectively. A second successful 3-D well was also drilled at the Lake Washington

Field in late 1994 which recently tested 605 barrels of oil per day and 1.3 million cubic feet of gas per day. The Company owns a 38% working interest and a 47.5% net revenue interest in this well due to its fee land ownership. The Company has successfully completed four of its first seven 3-D exploratory wells drilled in south Louisiana.

Gulf of Mexico

      Acquisition, processing and interpretation of 3-D seismic information on its substantial Gulf of Mexico lease inventory continues to be a focus of activity. In 1994, new 3-D seismic was acquired covering seven producing areas. Four of the surveys are in-house and are being evaluated for drilling potential and the remaining three are expected later this year. An area-wide, multi-company survey begun in late 1993 has produced 110 blocks of data so far and another 134 blocks are scheduled for 1995, the second full year of the program. Total five-year participation in the program will yield over 500 new blocks of 3-D data.

      The Company is also identifying shallower gas targets on exploratory leases that can be drilled with attractive economics thereby holding the blocks for later evaluation of their deeper subsalt potential. During 1994, four such shallow targets were successfully drilled, thereby protecting those leases from expiration. Also during 1994, the Company participated in drilling its first subsalt well at South Timbalier 289. While the well was plugged and abandoned, geologic information derived from drilling beneath the salt will be valuable in testing future subsalt prospects. The Company has identified a number of prospects on its existing salt-related acreage and expects to participate in drilling two subsalt wells in 1995.

      Participation in the 1994 offshore Louisiana and Texas lease sales resulted in the acquisition of five new leases covering
24,162 gross and 11,673 net acres.

Algeria

      A number of sizeable oil discoveries in 1994 on blocks immediately adjacent to the Company's Block 405 continue to enhance the prospectiveness of the Company's acreage. During the year, 380 miles of seismic acquired over the block were processed and interpreted. A number of prospects and leads were identified. The site of the first well, the MLE-1, was selected and began drilling near the end of 1994. A second well is planned for later this year. In addition to its 712,910 acres on Block 405, the Company also has a concession on 840,026 acres on Block 215. During 1994, 400 miles of seismic data was processed and interpreted on this block, yielding additional drilling opportunities. The first well on Block 215 is expected to be drilled in 1996. Additional seismic work is planned for Blocks 215 and 405 during 1995. The Company owns a 65% working interest in both of these areas.

Yemen

      Two exploration wells were drilled during 1994 on Block 9 where the Company owns a 17% working interest. Neither of the wells encountered sufficient hydrocarbons to be commercially producible. The Company and its partners are reviewing drilling data from these two wells along with the seismic data acquired to determine if any additional prospects on the block should be drilled before the expiration of the concession.

Tunisia

      Over 1,700 kilometers of seismic data were acquired in early 1994 over the Company's one million acre Ramla Block, about 80 miles offshore Tunisia in the Gulf of Gabes. Processing of the data yielded several leads and prospects with the first well scheduled for drilling by mid-1995. Additional seismic is planned during the year to evaluate the remaining leads. The Company owns a 50% working interest in the block.

Other Areas

      In Colombia, an unsuccessful exploratory well drilled in 1994 in the Barzalosa Association Contract Area resulted in the Company relinquishing its concession in that area. However, the general region remains attractive for exploratory drilling and the Company acquired a concession in the Bambuco Association Contract Area as well as a 45% gross working interest in Block 10 in the Llanos Basin. Seismic studies are planned in each of these areas during 1995 prior to any drilling.

      The Company withdrew from three concession areas in Australia in 1994 based on interpretation of geophysical and geological studies done over the areas as well as participation in an unsuccessful exploratory well in one of the blocks. In early 1994, the Company formed a joint study group with an Australian exploration company to explore selected areas in Papua New Guinea, New Zealand as well as offshore Australia. The Company and its joint group successfully bid a work program in Australia on Block WA258P located in the Carnarvon Basin. The program commitment includes seismic acquisition and drilling of one well over a two-year period. The Company will have a 33.3% interest in the project.

      In Papua New Guinea, the Company is in the process of improving its acreage position in the prospective highlands area of the country by restructuring its concession ownership. The Company awaits ratification of a 43.8% working interest in three contiguous blocks in the region. Additional geological and geophysical studies are scheduled for 1995.

      During the years 1992 through 1994, LL&E and CLAM participated in the drilling of exploratory wells with the results set forth in the table below.

                                                       Net wells
                                    Oil                 Gas                  Dry
                            1994   1993   1992  1994   1993   1992   1994   1993  1992
_______________________________________________________________________________________
LL&E and Subsidiaries:
  Domestic:
    Offshore Gulf of
      Mexico                   -     .5      -   3.3    1.8      -    1.8    1.4   1.0
    Colorado                   -      -      -     -      -      -      -      -    .5
    Louisiana                1.2     .7     .4   1.7    1.1    2.2    2.9    1.8   2.5
    Wyoming                    -      -      -     -      -      -      -      -    .7
  North Sea:
    United Kingdom            .1     .1      -     -      -      -      -     .1    .1
  Other foreign:
    Australia                  -      -      -     -      -      -     .3     .6     -
    Canada                    .5   13.9   12.4   5.3    1.0     .3    2.9    7.4   7.3
    Colombia                   -      -     .3     -      -      -    1.0      -     -
    Egypt                      -      -      -     -      -      -      -      -    .2
    Yemen                      -      -      -     -      -      -     .3      -     -
_______________________________________________________________________________________
       Total                 1.8   15.2   13.1  10.3    3.9    2.5    9.2   11.3  12.3
_______________________________________________________________________________________

CLAM (50%)
  Netherlands-North Sea        -      -      -     -      -      -     .2     .1    .1
_______________________________________________________________________________________

Royalty Interest

      During 1994, the following exploratory wells were drilled by others on LL&E's fee and leasehold acreage.

                                                                        Gross wells
                                                                     Oil    Gas    Dry
_______________________________________________________________________________________
Domestic:
  Gulf of Mexico                                                       2      -      -
  Louisiana                                                            5      3      1
  Wyoming                                                              -      1      -
Other foreign - Canada                                                 3      -      3
_______________________________________________________________________________________
    Total                                                             10      4      4
_______________________________________________________________________________________

DEVELOPMENT ACTIVITIES

Working Interest

      Development of the Company's oil and gas properties in 1994 resulted in the expenditures of almost $108 million for participation in 20 wells and the installation of platforms and facilities in the United States and overseas. Successful development drilling resulted in 7 oil and 12 gas wells. In addition, $2 million was spent in the acquisition of additional working interests in proved properties in the United States.

Jay Field

      At the Jay Field in Florida, a depletion enhancement program consisting of well workovers and debottlenecking projects has led to increased production and recoverable reserves from this mature field. Current gross production averages 16,200 barrels of liquids per day. In 1995, field partners plan to expand the existing nitrogen injection program to an area of the field that has not previously been drained by enhanced recovery. The Company currently owns a 46% working interest in this field.

Gulf of Mexico

      At Eugene Island 217, the "C" platform was installed in February 1994 and is currently producing 36 million cubic feet of gas per day and 1,700 barrels of condensate per day from two successful wells. Another step-out well is expected to add to producing capacity. The Company owns a 65% working interest in the property. At Eugene Island 110, a production structure was built, and pipeline and facilities were installed four months after the discovery well was drilled. The well tested at 10 million cubic feet of gas per day and 400 barrels of condensate per day. The Company owns a 42% working interest in the property. Eugene Island 364 #3, the Company's first operated subsea completion, was put online in November 1994. Current production is 10 million cubic feet of gas per day and 400 barrels of condensate per day. This single well completion is owned 100% by the Company and is tied back to the Company's Eugene Island 371 "B" platform. Garden Banks 235 #3, the Company's second 100% owned and operated subsea completion, was also placed on production in November and is currently producing 20 million cubic feet of gas per day. The well is in 802 feet of water and is tied back to a platform in shallower waters at Garden Banks 236. Significant cost savings were achieved by coordinating the completion of both of these facilities concurrently.

      Four field development projects are currently underway and scheduled for completion over the next 12 months. At Vermilion 395, where the Company is the operator and owns a 50% working interest, a new platform will be installed in 428 feet of water by midyear which will have gross production capacity of 15 million cubic feet of gas per day. At South Pass 34/47 and Vermilion 143/160, initial production is expected later this year from two new facilities that will have combined gross production capacity of 70 million cubic feet of gas per day. The Company owns a 50% and 25% working interest in the two projects, respectively. Two Company-operated platforms to produce four successful exploratory wells drilled on neighboring blocks South Timbalier 229 and 231 and Grand Isle 108 during 1994 are being designed with production startup in early 1996.

Wyoming

      Completion of the Lost Cabin Gas Plant will enable the Company to initiate production in early 1995 from the deep Madison
Formation below 24,000 feet. The Company owns a 37% interest in the facility. The gross cost of the plant was $83 million and it initially will process over 50 million cubic feet of gas per day from two previously-drilled wells to this formation, the Bighorn 1-5 and the Bighorn 2-3. Plant products include natural gas, sulfur and carbon dioxide. Production information from these two wells is key to the further development of this prolific new producing horizon which can add significant new gas production and reserves.


      A third Madison Formation well, the Bighorn 4-36, is expected to begin drilling in mid-1995. A significant portion of the Company's cost to drill this well is covered by insurance proceeds from the blowout of the Bighorn 3-36 well in early 1993. Expansion of the Lost Cabin Gas Plant to process incremental production from additional wells drilled to the Madison Formation is under study.


      During 1994, sweet gas production from intervals between 5,500 and 18,000 feet averaged 73 million cubic feet of gas per day, the highest annual average production in the 25-year history of the field. Deliverability at year-end 1994 was in excess of 85 million cubic feet of gas per day. This deliverability increase resulted from the successful drilling of four infill wells and the completion of 16 workovers of existing wells. Each of these new wells cost approximately $1 million to drill and complete and tested at an average rate of 3 million cubic feet of gas per day.
To accommodate this increasing level of production, the Madden gas gathering system was expanded during 1994.

      To assist in the further development of both shallow and deep gas reserves as well as to generate potential prospects in undrilled areas of the field, a 3-D seismic survey covering a 37 square mile area of the field was conducted in 1994. By year end, all field data had been collected and the computer processing and interpretation of the data had begun.

North Sea

      In the U.K. North Sea, annual liquid production volumes from the Brae complex reached a four-year high during 1994. East Brae, the largest of the four Brae fields currently producing, went onstream in late 1993 and reached a peak gross production volume of 110,000 barrels of oil per day in October of 1994. Also during 1994's fourth quarter, the Brae group initiated natural gas sales at a gross rate 260 million cubic feet of gas per day. Prior to that time, all gas produced from the complex was reinjected into the reservoir to optimize liquids recovery. The sales gas is transported to an onshore processing center at St. Fergus, Scotland via the SAGE Pipeline System in which the Brae group owns a 50% equity interest. The Company owns an average 6% working interest in the Brae complex. The Company's net production of liquid and gas from Brae ended this year in excess of 13,000 barrels of oil equivalent per day, an all time high.

      The plan of development submitted to the U.K. Department of Energy for the Beinn gas/condensate field that partially underlies the North Brae field was approved during 1994. Development costs for these incremental reserves were reduced substantially because of the existing Brae production infrastructure. All Beinn producing wells were completed from the North Brae platform. A third confirmation well, the 16/7a-B22, was completed in June and tested 27.7 million cubic feet of gas per day and 3,103 barrels of condensate per day. Beinn gross liquid production averaged 7,200 barrels of condensate per day during 1994.

      The Company owns an 11.26% interest in another U.K. North Sea producing complex, the T-Block, located just south of the Brae Field. Two oil fields in the complex, Tiffany and Toni, went on production from a single platform in late 1993 shortly after the Company acquired its interest in the property. Production volumes during 1994 fell below expectations due to continuing mechanical problems at the Tiffany production platform. A number of these problems were gradually resolved during the year and gross production rose steadily, reaching 80,000 barrels of oil per day by year-end 1994, about 10% below its originally forecast plateau rate.

      The plan of development for two additional T-Block fields, Thelma and Southeast Thelma, is currently pending and is expected to be approved during 1995. Using the same subsea technology employed in the development of the Toni field, both of these new fields will be tied back to the Tiffany platform utilizing subsea completions. Initial oil and gas production from the Thelma fields is expected in 1996.

Indonesia

      In the KAKAP Production Sharing Contract offshore in the Republic of Indonesia, development of the new KG and KRA fields is continuing. The first three of 14 planned development wells were recently drilled and await installation of the platform. The Company's share of KAKAP production will more than double by year-end 1995 as a result of production sharing from the two new fields. Development costs of additional reserves and production should be minimized by utilizing the existing infrastructure in the complex.


      During the years 1992 through 1994, LL&E and CLAM participated in the drilling of development wells with the results set forth in the table below.

                                                       Net wells
                                    Oil                 Gas                  Dry
                            1994   1993   1992  1994   1993   1992   1994   1993  1992
_______________________________________________________________________________________
LL&E and Subsidiaries:
  Domestic:
    Offshore Gulf of
      Mexico                  .8    1.5     .2   2.3    1.9    1.0      -     .3     -
    Louisiana                  -     .5    1.6     -      -      -      -      -    .5
    Wyoming                    -      -      -    .7    1.3     .3      -      -     -
  North Sea:
    Netherlands                -      -     .1    .1      -      -      -      -     -
    United Kingdom            .2     .1     .2     -      -      -     .1      -    .2
  Other foreign-
    Colombia                   -      -     .3    .1      -      -      -      -     -
_______________________________________________________________________________________
      Total                  1.0    2.1    2.4   3.2    3.2    1.3     .1     .3    .7
_______________________________________________________________________________________
CLAM (50%)
  Netherlands-North Sea        -      -     .2    .1     .2     .1      -      -     -
_______________________________________________________________________________________

Royalty Interest

     During 1994, the following development wells were drilled by others on LL&E's fee and leasehold acreage.

                                                                        Gross wells
                                                                     Oil    Gas    Dry
_______________________________________________________________________________________
Domestic-Louisiana                                                     -      1      -
_______________________________________________________________________________________

DRILLING ACTIVITIES AT DECEMBER 31, 1994

Working Interest

      The table below sets forth the working interest wells in the process of drilling at December 31, 1994 by LL&E and by CLAM.

                                                                        Wells drilling
                                                                        Gross      Net
_______________________________________________________________________________________
LL&E and Subsidiaries:
  Domestic                                                                  7      3.2
  North Sea                                                                 4       .6
  Other foreign                                                             2      1.0
_______________________________________________________________________________________
     Total                                                                 13      4.8
_______________________________________________________________________________________

CLAM (50%) Netherlands-North Sea                                            -        -
_______________________________________________________________________________________

Royalty Interest

      No wells were being drilled by others at December 31, 1994 in which LL&E has a royalty interest.


OIL AND GAS WELLS

Working Interest

      The table below shows the number of productive oil and gas wells in which working interests are held by LL&E and by CLAM as of December 31, 1994.

                                                     Oil wells             Gas wells
                                                  Gross      Net        Gross      Net
_______________________________________________________________________________________
LL&E and Subsidiaries:
  Domestic                                        1,384    146.0          314    116.0
  North Sea                                          59      7.6            -        -
  Other foreign                                      72     17.4           13      6.7
_______________________________________________________________________________________
     Total                                        1,5151   171.0          3272   122.7
_______________________________________________________________________________________

CLAM (50%) Netherlands-North Sea                      -        -           52      3.7
_______________________________________________________________________________________

1 Includes 44 dual completion wells.
2 Includes 32 dual completion wells.

Royalty Interest

      The table below shows the number of productive oil and gas wells drilled by others in whose production LL&E had a royalty interest as of December 31, 1994.

                                                                          Gross wells
                                                                          Oil      Gas
_______________________________________________________________________________________
Domestic                                                                  574      206
Other foreign                                                               9        8
_______________________________________________________________________________________
   Total                                                                  5831     2142
_______________________________________________________________________________________

1 Includes 20 dual completion wells.
2 Includes 9 dual completion wells.

CRUDE AND CONDENSATE, PLANT PRODUCTS AND NATURAL GAS PRODUCTION
 AND PRICES REALIZED

      The production and average price information for the years
1992 through 1994 are presented under the heading "Oil and Gas
Operating Data" in Part II, Item 8. - "Financial Statements and
Supplementary Data."

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

                                                            1994       1993       1992
_______________________________________________________________________________________
LL&E and Subsidiaries:
  Domestic                                                 $3.97       4.69       5.51
  North Sea                                                 5.89       9.20       7.62
  Other foreign                                             5.59       5.64       5.43
_______________________________________________________________________________________

CLAM
  Netherlands-North Sea                                    $2.36       3.07       4.05
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

REFINING OPERATIONS

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

      Of the $8.3 million in refinery capital expenditures during 1994, $4.6 million was associated with a vacuum tower upgrade project and the remainder was related to miscellaneous capital improvements, safety and environmental items. In 1995, $3 million has been budgeted for capital projects including $1.5 million toward profit enhancement and the balance to maintenance, safety and environmental items.

      In 1994, the refinery processed an average of 47,000 barrels per day of crude oil and remained under the Independent Producers status during the year. The low industry refinery margins (excluding retail), which began in 1992, continued through 1994. Efforts in 1994 were concentrated on cutting feedstock costs and improving quality, which are expected to improve the refinery's 1995 competitive position.

Sales and Prices Realized

      The sales and average price information for the years 1992 through 1994 are presented under the heading "Refining Operating
Data" in Part II, Item 8. - "Financial Statements and Supplementary
Data."

                                  Regulation

FEDERAL ENERGY REGULATORY COMMISSION

      Natural gas prices were formerly subject to regulation by the Federal Energy Regulatory Commission (FERC) pursuant to the Natural Gas Act of 1938, as amended, and the Natural Gas Policy Act of 1978
(NGPA). Effective December 1, 1978, the NGPA defined certain categories of natural gas and established price ceilings on all first sales of gas, whether interstate or intrastate, for most categories. Price controls on certain categories of gas were removed on various dates through July 1, 1987.

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

      In the winter of 1993-94, FERC implemented its Order 636 on the comparability of pipeline services. The order was designed to eliminate certain competitive advantages interstate pipelines may have had in selling gas and further move the industry toward a more efficient, competitive market environment. Among other things, Order 636 required pipelines to unbundle the various services that they had provided in the past, such as gas supply, gathering, transmission and storage, and offer these services individually to their customers. For producers, the net result is expected to be increased gas sales opportunities.


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

      As a result of anticipated new regulations promulgated under the Clean Air Act Amendments of 1990 (CAAA), additional costs may be incurred at the Company's refining operations and larger production facilities. These regulations are expected to be finalized over the next two to five years with implementation taking effect on a regulatory schedule extending into future years. Since the Company's operations are located in areas currently classified as attainment areas for criteria air pollutants, and most of the Company's operations are below the expected threshold levels of hazardous air emissions to be regulated, at this time the Company does not believe that the cost of compliance with the new CAAA regulations will have a material adverse effect on its results of operations, cash flow or financial position.

      LL&E has received notice from the Environmental Protection Agency (EPA) that the Company is one of many Potentially Responsible Parties (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act, as amended, with respect to three National Priorities List sites in Abbeville, Louisiana known as the "D.L. Mud," "Gulf Coast Vacuum" and "PAB Oil and Chemical" sites. Additionally, in 1993, the Company acquired NERCO Oil & Gas, Inc. (NERCO), which is also named a PRP at the Gulf Coast Vacuum and the D.L. Mud sites. With respect to the Gulf Coast Vacuum site, the Company has entered into a de minimis Consent Agreement with EPA on behalf of itself and NERCO, which resolves the Company's and NERCO's liability for remediation of the site for cash consideration of an immaterial amount. With respect to D.L. Mud and the PAB Oil and Chemical sites, based on the Company's evaluation of the potential total cleanup costs, its estimate of its potential exposure, and the viability of the other PRPs, the Company believes that any costs ultimately required to be borne by it at these sites will not have a material adverse effect on its results of operations, cash flow or financial position.

      In view of recent complaints against other oil and gas companies under the Inventory Update Rule promulgated under the Toxic Substances Control Act, the Company has investigated its obligations to report the manufacture and distribution of certain of its products with respect thereto. As a result of the Company's investigation, the Company has notified and is meeting with the appropriate regulatory authorities to resolve its liability, if any. Based on currently available information, the Company believes that sanctions, if any, will not have a material adverse effect on its results of operations, cash flow or financial position.

ITEM 3.  LEGAL PROCEEDINGS.

      Information regarding the Company's legal proceedings is presented in Note 15 under the heading "Notes to Consolidated
Financial Statements" in Part II, Item 8. - "Financial Statements and Supplementary Data."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                            AGE    POSITIONS
_________________________________________________________________
H. Leighton Steward             (60)
                                       Chairman of the Board, President
                                       and Chief Executive Officer since
                                       1989.

Richard A. Bachmann             (50)
                                       Director since 1989.  Executive
                                       Vice President, Finance and
                                       Administration and Chief
                                       Financial Officer since 1985.

John F. Greene                  (54)
                                       Director since 1989.  Executive
                                       Vice President, Exploration and
                                       Production since 1985.

Jerry D. Carlisle               (49)   Vice President and Controller
                                       since 1984.

Robert J. Chebul                (47)   Vice President since 1991.  Held
                                       various managerial positions,
                                       including District Manager from
                                       1988 to 1991.

William N. Hahne                (43)   Vice President since December
                                       1994. General Manager-Production
                                       from September 1993 to December
                                       1994.  Vice President of NERCO
                                       Oil & Gas, Inc. from 1991 to
                                       September 1993.  Held various
                                       technical and managerial posi-
                                       tions with Union Texas Petroleum
                                       and Union Oil Company of
                                       California from 1973 to 1991.

John O. Lyles                   (49)
                                       Vice President since 1992.
                                       Vice President and Treasurer
                                       from 1984 to 1992.

Joel M. Wilkinson               (59)
                                       Vice President since 1988.

John A. Williams                (50)   Vice President since 1988.

Frederick J. Plaeger, II        (41)
                                       General Counsel and Corporate
                                       Secretary since 1992.  Corporate
                                       Secretary and Senior Counsel from
                                       1989 to 1992.

Louis A. Raspino                (43)
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

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.

    Information regarding the Company's Capital Stock is presented under the heading "Capital Stock, Dividends and Other Market Data" in Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations." and under the heading "Market Price and Dividend Data" in Item 8. - "Financial Statements and Supplementary Data."

ITEM 6.     SELECTED FINANCIAL DATA.

    The information required hereunder is presented under the heading "Selected Financial Data" in Item 8. - "Financial
Statements and Supplementary Data."

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

    The information required hereunder is presented under the heading "Management's Discussion and Analysis" in Item 8. -
"Financial Statements and Supplementary Data."

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The following consolidated financial statements and supplementary data of the Company are included herein:

                                                     Page herein

Financial Statements:
  Report of Management                                    28
  Independent Auditors' Report                            29
  Consolidated Balance Sheets                             30
  Consolidated Statements of Earnings (Loss)              31
  Consolidated Statements of Stockholders' Equity         32
  Consolidated Statements of Cash Flows                   33
  Notes to Consolidated Financial Statements              34

Unaudited Supplemental Data:
  Management's Discussion and  Analysis                   53
  Data on Oil and Gas Activities                          59
  Oil and Gas Operating Data                              67
  Refining Operating Data                                 68
  Oil and Gas Properties                                  69
  Wells Drilled                                           70
  Selected Financial Data                                 71
  Market Price and Dividend Data                          72
  Quarterly Data                                          73

The following financial statements of 50% or less owned persons required by Regulation S-X, Rule 3-09, are included herein:

                                                        Page herein

MaraLou Netherlands Partnership and its wholly owned consolidated subsidiary, CLAM Petroleum Company:

Independent Auditors' Report                              74
Consolidated Balance Sheets                               75
Consolidated Statements of Income                         76
Consolidated Statements of Partners' Capital              77
Consolidated Statements of Cash Flows                     79
Notes to Consolidated Financial Statements                81

_________________________________________________________________
REPORT OF MANAGEMENT


_________________________________________________________________
The consolidated financial statements of The Louisiana Land and Exploration Company and subsidiaries and the related information included in this Annual Report have been prepared by Management in accordance with generally accepted accounting principles and include certain estimates and judgments which Management considers appropriate. To meet its responsibilities for the fair presentation of consolidated financial statements, Management maintains a system of internal controls, including internal accounting controls, considered appropriate in view of the costs associated with the benefits to be derived. In addition, the Audit Committee meets periodically with the Company's Management, the internal auditors and KPMG Peat Marwick LLP, independent auditors, to review and discuss audit activities and results, internal control procedures and other matters relative to accounting and financial reporting.

Based on the results of these procedures, Management is of the opinion that the system of internal controls in effect during the year ended December 31, 1994 provided reasonable assurance that all transactions were executed in accordance with Management's authorizations, that assets were safeguarded from loss and unauthorized use and that the accounting records and financial statements properly reflect the transactions of the Company.


H. Leighton Steward                 Richard A. Bachmann
Chairman, President and             Executive Vice President and
Chief Executive Officer             Chief Financial Officer

_________________________________________________________________
INDEPENDENT AUDITORS' REPORT


_________________________________________________________________
The Board of Directors and Stockholders
The Louisiana Land and Exploration Company:

We have audited the accompanying consolidated balance sheets of The Louisiana Land and Exploration Company and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Louisiana Land and Exploration Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Notes 12 and 13 to the consolidated financial statements, in 1993 the Company adopted the methods of accounting for income taxes and postretirement benefits other than pensions prescribed by Statements of Financial Accounting Standards Nos. 109 and 106, respectively. In addition, as discussed in Note 2 to the consolidated financial statements, in 1994 the Company changed its methods of assessing the impairment of the capitalized costs of proved oil and gas properties and other long-lived assets.


/s/ KPMG Peat Marwick LLP

KPMG Peat Marwick LLP


New Orleans, Louisiana
February 3, 1995

_________________________________________________________________________________________
CONSOLIDATED BALANCE SHEETS                          The Louisiana Land and Exploration
                                                     Company and Subsidiaries
December 31, 1994 and 1993
(Millions of dollars)


ASSETS                                                                1994         1993
_________________________________________________________________________________________
CURRENT ASSETS:
Cash, including cash equivalents (1994-$8.6; 1993-$15.5)         $    12.5         33.3
Accounts and notes receivable                                        126.4        109.7
Income taxes receivable                                                1.9          5.2
Inventories                                                           31.8         26.8
Prepaid expenses                                                       8.9         12.7
Deferred income taxes                                                  2.6          2.6
_________________________________________________________________________________________
Total current assets                                                 184.1        190.3
_________________________________________________________________________________________
Investments in affiliates                                             23.4         23.5
Net property, plant and equipment, at cost, under the
 successful efforts method of accounting for oil
 and gas properties                                                1,240.4      1,561.0
Other assets                                                          30.2         63.9
_________________________________________________________________________________________
                                                                 $ 1,478.1      1,838.7
_________________________________________________________________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY
_________________________________________________________________________________________
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                187.7        170.9
Income taxes payable                                                   2.8          3.8
_________________________________________________________________________________________
Total current liabilities                                            190.5        174.7
_________________________________________________________________________________________
Deferred income taxes                                                 40.0        151.2
Long-term debt                                                       739.5        734.5
Other liabilities                                                    155.7        178.5

STOCKHOLDERS' EQUITY:
Capital stock of $.15 par value.  Authorized-100,000,000
 shares; issued-38,004,537 shares                                      5.7          5.7
Additional paid-in capital                                            87.3         82.9
Retained earnings                                                    424.2        684.4
_________________________________________________________________________________________
                                                                     517.2        773.0
Loans to ESOP                                                         (5.2)        (8.8)
Cost of capital stock in treasury-4,624,729 shares in
 1994 and 4,831,574 shares in 1993                                  (159.6)      (164.4)
_________________________________________________________________________________________
TOTAL STOCKHOLDERS' EQUITY                                           352.4        599.8
_________________________________________________________________________________________
                                                                 $ 1,478.1      1,838.7
_________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

_________________________________________________________________________________________
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)           The Louisiana Land and Exploration
                                                     Company and Subsidiaries
Years ended December 31, 1994, 1993 and 1992
(Millions, except per share data)
                                                        1994         1993          1992
_________________________________________________________________________________________
REVENUES:
Oil and gas                                         $  421.2        370.1         323.9
Refined products                                       361.3        400.2         441.9
Gain on sales of oil and gas properties                  6.8         23.5             -
Other (interest, 1994-$1.6; 1993-$3.4; 1992-$3.6)       12.2         21.6          21.6
_________________________________________________________________________________________
                                                       801.5        815.4         787.4
_________________________________________________________________________________________
COSTS AND EXPENSES:
Lease operating and facility expenses                  116.1        106.8          98.5
Refinery cost of sales and operating expenses          354.5        403.4         424.3
Dry holes and exploratory charges                       69.7         48.8          41.5
Depletion, depreciation and amortization               202.2        129.8         106.5
Taxes, other than on earnings                           25.4         24.7          24.4
General, administrative and other expenses              44.6         49.0          42.3
Interest and debt expenses                              25.6         28.3          24.6
Restructuring charges                                      -            -          52.4
Reversal of litigation accrual                         (10.0)           -         (25.0)
Write-down of petroleum assets                         319.0            -             -
_________________________________________________________________________________________
                                                     1,147.1        790.8         789.5
_________________________________________________________________________________________
Earnings (loss) before income taxes                   (345.6)        24.6          (2.1)
Income tax expense (benefit)                          (118.7)        11.9           (.9)
_________________________________________________________________________________________
Earnings (loss) before extraordinary
 item and cumulative effect of changes
 in accounting principles                             (226.9)        12.7          (1.2)
Extraordinary item: loss on early retirement
 of debt                                                   -         (3.3)         (5.6)
Cumulative effect on years prior to 1993
 of change in accounting principle for
 income taxes                                              -         13.7             -
Cumulative effect on years prior to 1993
 of change in accounting principle for
 postretirement benefits other than
 pensions                                                  -        (13.5)            -
_________________________________________________________________________________________
NET EARNINGS (LOSS)                                 $ (226.9)         9.6          (6.8)
_________________________________________________________________________________________

Primary and fully diluted earnings (loss) per
 share before extraordinary item and cumulative
 effect of changes in accounting principles            (6.80)        0.43         (0.04)
Extraordinary item:  loss on early retirement
 of debt                                                   -        (0.11)        (0.20)
Change in accounting principle for income taxes            -         0.47             -
Change in accounting principle for post-
 retirement benefits                                       -        (0.46)            -
_________________________________________________________________________________________
PRIMARY AND FULLY DILUTED EARNINGS (LOSS) PER SHARE $  (6.80)        0.33         (0.24)
_________________________________________________________________________________________

AVERAGE SHARES                                          33.4         29.5          28.4
_________________________________________________________________________________________

See accompanying notes to consolidated financial statements.
/TABLE

________________________________________________________________________________________
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY      The Louisiana Land and Exploration
                                                     Company and Subsidiaries
Years ended December 31, 1994, 1993 and 1992
(Millions of dollars, except per share data)
                             Additional                              Treasury stock
                             paid-in       Retained   Loans to    Number of
                             capital       earnings      ESOP      shares          Cost
_________________________________________________________________________________________
Balance at December 31, 1991      $41.3      $739.6    $(14.8)     9,718,025    $(325.3)
Net loss                              -        (6.8)        -              -          -
Cash dividends ($1.00 per
  share)                              -       (28.3)        -              -          -
Repayment of loans to ESOP            -           -       3.0              -          -
Other                                .2           -         -        (61,858)       2.0
_________________________________________________________________________________________
Balance at December 31, 1992       41.5       704.5     (11.8)     9,656,167     (323.3)
Net earnings                          -         9.6         -             -           -
Sale of treasury stock             40.7           -         -     (4,400,000)     148.1
Cash dividends ($1.00 per
 share)                               -       (29.8)        -              -          -
Repayment of loans to ESOP            -           -       3.0              -          -
Purchase of treasury stock            -           -         -         40,247       (1.5)
Other                                .7          .1         -       (464,840)      12.3
_________________________________________________________________________________________
Balance at December 31, 1993       82.9       684.4      (8.8)     4,831,574     (164.4)
Net loss                              -      (226.9)        -              -          -
Cash dividends ($1.00 per
  share)                              -       (33.3)        -              -          -
Repayment of loans to ESOP            -           -       3.6              -          -
Other                               4.4           -         -       (206,845)       4.8
_________________________________________________________________________________________
Balance at December 31, 1994      $87.3      $424.2    $ (5.2)     4,624,729    $(159.6)
_________________________________________________________________________________________

Capital stock of $.15 par value was unchanged during the three-year period ended December
31, 1994.

See accompanying notes to consolidated financial statements.

_________________________________________________________________________________________
CONSOLIDATED STATEMENTS OF CASH FLOWS                The Louisiana Land and Exploration
                                                     Company and Subsidiaries
Years ended December 31, 1994, 1993 and 1992
(Millions of dollars)
                                                        1994         1993          1992
_________________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                  $(226.9)         9.6          (6.8)
Adjustments to reconcile to cash flows from
 operations:
  Write-down of petroleum assets                       319.0            -             -
 Changes in accounting principles, net                     -          (.2)            -
 Gain on sales of oil and gas properties                (6.8)       (23.5)            -
 Restructuring charges                                     -            -          52.4
 Extraordinary item:  loss on early
  retirement of debt                                       -          3.3           5.6
 Depletion, depreciation and amortization              202.2        129.8         106.5
 Deferred income taxes                                (111.2)         9.2           5.0
 Dry holes and impairment charges                       36.4         21.8          19.2
 Other                                                   2.2         22.2           5.8
_________________________________________________________________________________________
                                                       214.9        172.2         187.7
 Changes in operating assets and liabilities,
  net of acquisitions:
   Net (increase) decrease in receivables               (9.0)         4.3          44.8
   Net increase in inventories                          (5.0)        (4.9)         (1.8)
   Net (increase) decrease in prepaid items              3.8         (5.0)          3.4
   Net increase (decrease) in payables                    .7          2.7         (52.0)
   Other                                                 6.7          9.6          (3.4)
_________________________________________________________________________________________
Net cash flows from operating activities               212.1        178.9         178.7
_________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                               -       (547.9)            -
Capital expenditures                                  (236.8)      (171.7)       (153.8)
Proceeds from asset sales                               15.6         43.7          48.5
Other                                                  (16.3)       (46.4)        (11.0)
_________________________________________________________________________________________
Net cash flows from investing activities              (237.5)      (722.3)       (116.3)
_________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of treasury stock                                     -        188.8             -
Additions to long-term debt                            239.7        492.0         100.0
Repayments of long-term debt                          (234.7)      (104.6)       (116.8)
Dividends                                              (33.3)       (29.8)        (28.3)
Advances against cash surrender value                   34.4            -             -
Repayment of loans to ESOP                               3.6          3.0           3.0
Purchase of treasury stock                                 -         (1.5)            -
Other                                                   (5.1)       (11.7)         (6.5)
_________________________________________________________________________________________
Net cash flows from financing activities                 4.6        536.2         (48.6)
_________________________________________________________________________________________

Increase (decrease) in cash and cash equivalents    $  (20.8)        (7.2)         13.8
_________________________________________________________________________________________

See accompanying notes to consolidated financial statements.
/TABLE

_________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    The Louisiana Land
                                               and Exploration
                                               Company and
                                               Subsidiaries
December 31, 1994, 1993 and 1992
_________________________________________________________________
1.  Summary of Significant Accounting Policies
a.  Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in affiliates are accounted for under the equity method. Certain amounts have been reclassified to conform to the current period's presentation.

b.  Petroleum Operations
The Company uses the successful efforts method of accounting for its oil and gas operations. The costs of unproved leaseholds are capitalized pending the results of exploration efforts.
Significant unproved leasehold costs are assessed periodically, on a property-by-property basis, and a loss is recognized to the extent, if any, that the cost of the property has been impaired. The costs of individually insignificant unproved leaseholds estimated to be nonproductive are amortized over estimated holding periods based on historical experience. The Company assesses the impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows after estimated income taxes on a field-by-field basis using period-end prices. For measurement purposes, future net cash flows are determined using period-end prices adjusted for changes in prices as of the date of the auditors' report on the Company's consoli-dated financial statements. Exploratory dry holes and geological and geophysical charges are expensed. Depletion of proved leaseholds and amortization and depreciation of the costs of all development and successful exploratory drilling are provided by the unit-of-production method based upon estimates of proved and proved-developed oil and gas reserves, respectively, for each property. The estimated costs of dismantling and abandoning offshore and significant onshore facilities are provided currently using the unit-of-production method; such costs for other onshore facilities are insignificant and are expensed as incurred. The costs of refining and processing equipment and facilities are depreciated on a straight-line basis over their estimated useful lives.

The Company uses the entitlement method for recording natural gas sales revenues. Under the entitlement method of accounting, revenue is recorded based on the Company's net working interest in field production. Deliveries of natural gas in excess of the Company's working interest are recorded as liabilities while under-deliveries are recorded as receivables. Such amounts are immaterial.

c.  Financial Instruments and Hedging Activities
The Company's anticipated refinery purchases of crude oil and sales of refined petroleum products and its committed British pound currency expenditures are periodically hedged against market risks through the use of forward/futures contracts. The gains and losses on these contracts are included in the valuation of the transactions being hedged. The Company also manages the interest rate components of its debt portfolio through the use of swap agreements. Gains and losses on swap agreements are accrued to interest expense on a monthly basis over the terms of the agreements.

d.  Functional Currency
The foreign exploration and production operations of the Company's subsidiaries and its foreign affiliate, CLAM Petroleum Company, are considered an extension of the parent company's operations. The assets, liabilities and operations of these companies are therefore measured using the United States dollar as the functional currency. As a result, foreign currency translation/transaction adjustments (which were not material) are included in net earnings.

e.  Income Taxes
The Company and its domestic subsidiaries file a consolidated federal income tax return. In 1993, Statement of Financial Accounting Standards No. 109 (SFAS No. 109) - "Accounting for Income Taxes" was adopted effective as of January 1, 1993. The Company applied the provisions of the SFAS No. 109 without restating prior years' financial statements. For the Company, the most significant change in SFAS No. 109 is that deferred tax assets are initially recognized (i) for differences between the financial statement carrying amounts and tax bases of assets and liabilities that will result in future deductible amounts and (ii) for operating loss and tax credit carryforwards. A valuation allowance would then be established to reduce that deferred tax asset if it is more likely than not that the related tax benefits will not be realized. Previously, the recognition of deferred tax benefits was limited to benefits that would offset deferred tax liabilities and benefits that could be realized through carryback to recover taxes paid for the current year or prior years.

f.  Earnings (Loss) Per Share
Primary earnings (loss) per share are calculated on the weighted average number of shares outstanding during each period for capital stock and, when dilutive, capital stock equivalents, which assumes exercise of stock options. Fully diluted earnings (loss) per share are calculated on the same basis, but also assumes conversion, when dilutive, of the convertible subordinated debentures for the period outstanding prior to the call for redemption on September 25, 1992, and elimination of the related interest expense, net of income taxes.

2.  Write-down of Petroleum Assets
In the fourth quarter of 1994, the Company changed its method of periodically assessing the impairment of capitalized costs of proved oil and gas properties. Historically, this assessment has been determined by comparing the total capitalized costs of oil and gas properties less accumulated depletion, depreciation and amortization and related deferred income taxes (net capitalized costs) to undiscounted future net cash flows of proved oil and gas reserves after estimated income taxes. Under the revised method, the Company assesses impairment by comparing net capitalized costs to undiscounted future net cash flows after estimated income taxes on a field-by-field basis using period-end prices. For measurement purposes, future net cash flows are determined using period-end prices adjusted for changes in prices as of the date of the auditors' report on the Company's consolidated financial statements. Prices utilized for measurement purposes and expected costs are held constant. As a result of the change in method, the Company reduced the capitalized costs of its oil and gas properties by a fourth quarter charge against earnings of approximately $280 million (before income tax benefits of $95 million).

In addition, the Company changed its method of measuring the impairment of other long-lived assets, specifically facilities, from a measurement based upon undiscounted future net cash flows to a measurement based upon fair value for assets where it is determined that net capitalized costs exceed undiscounted future net cash flows. As a result of this change, the Company reduced the capitalized costs of its refinery assets by a fourth quarter charge against earnings of $39 million (before income tax benefits of $13.7 million).

The Company believes that the changes discussed above are preferable because they better reflect, on a more current basis, the impact of changes in the financial components inherent in the calculation of the impairment of capitalized costs of proved petroleum properties and other long-lived assets. Because the above are changes in accounting estimates recognized in whole or in part by changes in accounting principles, the effects are reported as part of earnings (losses) before income taxes.

3.  Property Acquisitions and Dispositions
Acquisitions
In September 1993, the Company completed the acquisition of all of the issued and outstanding common stock of NERCO Oil & Gas, Inc. (NERCO) for a cash purchase price of approximately $354 million plus associated expenses. The acquisition was financed initially through the credit facility discussed in Note 10. The cost of the acquisition was allocated under the purchase method of accounting based on the fair value of the assets acquired and liabilities assumed.

The results of NERCO's operations were consolidated with the Company's effective October 1, 1993. Pro forma combined results of operations of the Company and NERCO, including appropriate purchase accounting adjustments for the years ending December 31, 1993 and 1992, as though the acquisition had taken place on January 1 of the respective years, are as follows:

(Millions of dollars, except per share data)                             1993     1992
________________________________________________________________________________________
Revenues                                                              $ 907.1    926.1
________________________________________________________________________________________
Earnings (loss) before extraordinary items and cumulative effect
 of changes in accounting principles                                      (.3)   (11.5)
________________________________________________________________________________________
Net earnings (loss)                                                      (3.4)   (17.1)
________________________________________________________________________________________
Primary and fully diluted earnings (loss) per share                   $ (0.09)   (0.53)
________________________________________________________________________________________

In December 1993, the Company acquired an 11.26% working interest in Block 16/17 in the U.K. North Sea (T-Block) from British Gas Exploration and Production Limited for approximately $187 million in cash. The purchase was financed initially through the credit facility discussed in Note 10. Initial production from T-Block came onstream in late 1993 and had an insignificant impact on results of operations.

Dispositions
In 1994, the Company sold various domestic oil and gas producing properties for approximately $15 million resulting in a gain of $6.8 million (before income taxes of $2.3 million).

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

4.  Cash Flows
All of the Company's cash investments are liquid short-term debt instruments and are considered to be cash equivalents. These cash investments are carried in the accompanying balance sheets at cost plus accrued interest, which approximates fair value. Cash flows related to hedging activities through forward/futures contracts are classified in the same categories as that from the items being hedged.

In 1992, the Company acquired certain proved properties for approximately $36 million and incurred a short-term liability which was outstanding at year end, the settlement of which is included in 1993 cash flows from investing activities.

5.  Restructuring and Other Nonrecurring Charges/Credits
As reported in prior years, the State of Louisiana had asserted claims against the Company in its capacity as sublessor to Texaco of certain State leases, based upon Texaco's alleged royalty miscalculations. In February 1994, a settlement was agreed to by all parties. The amounts previously provided in the financial statements for this litigation exceeded the cash payment required by $10 million, which was reversed during the first quarter of 1994. In the first quarter of 1992, the Company had similarly reduced its litigation accrual for the State of Louisiana gas royalty claim by $25 million. These adjustments to the litigation accrual are included in "Net increase (decrease) in payables" in the accompanying Consolidated Statements of Cash Flows.

In the first quarter of 1992, the Company recorded a charge of $52.4 million (before income tax benefits of approximately $17.8 million) against earnings to provide for the restructuring of its oil and gas operations. This charge included provisions for estimated losses on the disposition of selected domestic properties of $47.6 million (both developed and undeveloped) and costs associated with staff retirements, reductions and related transition expenses of $4.8 million. These charges were reduced by the aforementioned $25 million reduction in a litigation accrual. The Company completed the sale of substantially all of the selected properties for a purchase price of $48.1 million in the third quarter of 1992 resulting in a gain of approximately $8 million which was applied against the restructuring charges.

6.  Inventories

(Millions of dollars)                                                 1994         1993
_________________________________________________________________________________________
Refinery inventories at lower of (last-in,
first-out) cost or market                                            $30.8         24.1
Repair parts, supplies and other, at lower of
average cost or market                                                 1.0          2.7
_________________________________________________________________________________________
                                                                     $31.8         26.8
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

7.  Investments in Affiliates
                                                                        Investment
                                                    %             (Millions of dollars)
Investee         Industry        Location         Owned            1994            1993
_________________________________________________________________________________________
MaraLou (CLAM
Petroleum        Oil &
Company)         Gas            North Sea             50%         $18.9            20.8
Other            Various        U.S.              Various           4.5             2.7
_________________________________________________________________________________________
                                                                  $23.4            23.5
_________________________________________________________________________________________

The Company's equity in earnings of affiliates, which is included in "Other revenues" in the accompanying Consolidated Statements of Earnings (Loss), amounted to $4.2 million, $2.4 million and $6.9 million in 1994, 1993 and 1992, respectively. Cash dividends received from MaraLou/CLAM in 1994, 1993 and 1992 totaled $6 million, $10 million and $7.5 million, respectively.

The consolidated financial position of MaraLou and its wholly owned subsidiary, CLAM, as of December 31, 1994 and 1993 and the results of their operations for each of the years in the three-year period ended December 31, 1994 are summarized below.

(Millions of dollars)                                                 1994         1993
_________________________________________________________________________________________
Current assets                                                      $ 24.0         28.0
_________________________________________________________________________________________
Noncurrent assets                                                    175.3        170.8
_________________________________________________________________________________________
Current liabilities                                                   15.8         30.2
_________________________________________________________________________________________
Noncurrent liabilities                                               145.7        127.0
_________________________________________________________________________________________

(Millions of dollars)                                    1994         1993         1992
_________________________________________________________________________________________
Gross revenues                                         $ 68.7         61.1         82.9
_________________________________________________________________________________________
Operating profit                                         36.2         30.1         42.4
_________________________________________________________________________________________
Earnings before cumulative effect of
  change in accounting principle                          8.2         10.9         13.8
_________________________________________________________________________________________
Net earnings                                              8.2          4.9         13.8
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

8.    Property, Plant and Equipment

(Millions of dollars)                                                 1994         1993
_________________________________________________________________________________________
Petroleum properties:
 Proved                                                           $2,530.3      2,507.2
 Unproved                                                            170.6        127.5
 Refining and marketing                                              276.6        242.8
_________________________________________________________________________________________
                                                                   2,977.5      2,877.5
Other properties                                                      72.4         69.0
_________________________________________________________________________________________
                                                                   3,049.9      2,946.5
Less accumulated depletion, depreciation and amortization          1,809.5      1,385.5
_________________________________________________________________________________________
                                                                  $1,240.4      1,561.0
_________________________________________________________________________________________

9.    Financial Instruments and Hedging Activities
The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used solely to manage well-defined interest rate, foreign currency and commodity price risks.

At December 31, 1994, the Company had $100 million of notional value interest rate swap agreements terminating in 1997; none were in place at the end of 1993 (see Note 11). These agreements allow the Company to manage fixed- and variable-rate interest exposure by converting a portion of the Company's fixed-rate exposure to variable rate. The fair value of the interest rate swap agreements at December 31, 1994 amounted to $4.7 million, which represents the Company's cost to terminate the agreements. The Company also had $11.7 million of British pound currency forward contracts maturing from 1995 through 1997. Such contracts totaled $24.6 million at December 31, 1993. These contracts lock-in the exchange rate for a portion of the British pounds needed to fund the Company's future expenditures in the North Sea. British pound currency forward contracts are valued at the net benefit or cost to the Company to unwind its forward position, which was estimated to be a benefit of $.7 million and a cost of $1 million at December 31, 1994 and 1993, respectively.

The carrying amounts of cash and cash equivalents and long-term, variable-rate debt approximate fair value. The Company estimates the fair value of its long-term, fixed-rate debt as $353 million and $546 million at December 31, 1994 and 1993, respectively, based upon quoted market prices for the same or similar issues. Such debt was recorded at carrying values of $400 million and $533 million, resulting in an unrealized gain of $47 million and an unrealized loss of $13 million for the respective periods.

The Company also used futures, forwards, options and swap contracts to reduce price volatility of refinery feedstock and the sale of refined products produced therefrom. Although generally settled in cash, these contracts permit settlement by delivery of commodities. At December 31, 1994, the Company had contracts maturing monthly through November 1995 covering the net purchase of 1.4 million barrels of feedstock totaling $25.5 million and the net sale of 1.4 million barrels of refined products totaling $30.1 million. Gains or losses resulting from market changes will be offset by losses or gains on the Company's hedged inventory or production. The Company processed over 17 million barrels of crude oil and sold more than 19 million barrels of refined products in 1994 and had approximately 1.9 million barrels of crude oil and petroleum products in its refinery inventories at December 31, 1994.

These financial instruments are generally executed on the New York Mercantile Exchange or with major financial or commodities trading institutions which, along with cash and cash equivalents and accounts receivable, expose the Company to acceptable levels of market and credit risks and may at times be concentrated with certain counterparties or groups of counterparties. The credit worthiness of counterparties is subject to continuing review and full performance is anticipated.

10.   Long-term Debt

(Millions of dollars)                                                 1994         1993
_________________________________________________________________________________________
Revolving Credit Facility                                           $ 64.0        160.0
7-5/8% Debentures due 2013                                           100.0        100.0
7.65% Debentures due 2023                                            200.0        200.0
Term Loan with banks                                                     -        133.5
8-1/4% Notes due 2002                                                100.0        100.0
Commercial paper notes                                               271.7         32.0
Notes payable to bank for financing of leveraged ESOP                  3.5          8.8
Other issues                                                            .3           .2
_________________________________________________________________________________________
Total long-term debt                                                $739.5        734.5
_________________________________________________________________________________________

Debt maturities for the next five years follows:

(Millions of dollars)
_________________________________________________________________________________________
1995                                                                             $    -
_________________________________________________________________________________________
1996                                                                               29.2
_________________________________________________________________________________________
1997                                                                               80.0
_________________________________________________________________________________________
1998                                                                               80.0
_________________________________________________________________________________________
1999                                                                               80.0
_________________________________________________________________________________________

To finance the aforementioned NERCO and T-Block acquisitions (see
Note 3), refinance certain existing indebtedness and fund general corporate activities, the Company entered into a $790 million credit facility with a syndicate of banks in September 1993. Commitments under the agreement originally consisted of (i) a $540 million revolving credit facility and (ii) a $250 million term loan facility (which was utilized and repaid and is no longer available to the Company). The revolving credit facility, which was subsequently reduced to $450 million, was renegotiated in 1994 and converted to a reducing revolving loan. The commitments will be reduced by $20 million quarterly from June 1995 through September 2000. Amounts outstanding under the revolving credit facility bear interest at fluctuating rates subject to certain options chosen in advance by the Company. Borrowings under the facility in 1994 were at an average interest rate of 4.8%. Borrowings under the revolving credit facility and the term loan facility during 1993 were at average interest rates of 5%. Fees ranging from .125% to .30%, based upon financial tests, debt ratings and subject to certain options chosen by the Company, are charged on the facility.


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

In 1987 and 1988, the Company borrowed $10.2 million and $14 million, respectively, from a bank (unsecured) and loaned the proceeds to the leveraged employee stock ownership plan (ESOP) to fund its purchases of 836,368 shares of Company capital stock. The loans to the ESOP are secured by the Company's capital stock owned by the ESOP. The interest rates vary with time and market conditions and are determined by the bank subject to certain options chosen in advance by the Company. The average interest rates for both loans in 1994 and 1993 were 4% and 3.1%, respectively.

During 1994, the average monthly balance of commercial paper notes outstanding was $118 million; the maximum amount outstanding during that period was $301 million. Commercial paper borrowings during 1994 and 1993 were at average interest rates of 4.6% and 3.3%, respectively. The commercial paper program is supported by the unused portion of the aforementioned revolving credit facility.

The Term Loan with banks, which was retired in January 1994, was unsecured and was payable in July 1994. The balance was excluded from current liabilities as the Company refinanced the balance due on a long-term basis utilizing the revolving credit facility. The early retirement, completed at a price of 102.4% of principal, and the premium, along with unamortized discount, resulted in an extraordinary loss of $3.3 million, after income tax benefits of

$1.7 million. In September 1992, the Company announced the call for early retirement of the 8-1/2% Convertible Subordinated Debentures due September 2000. The redemption, completed at a price of 101.66% of principal, and the premium, along with unamortized discount, resulted in an extraordinary loss of $5.6 million, after income tax benefits of $2.8 million.

11.   Interest and Debt Expenses
For the years ended December 31, 1994, 1993 and 1992, interest costs incurred, which were essentially the same as interest payments, were $47.9 million, $47 million and $37.5 million, respectively, of which $22.3 million, $18.7 million and $12.9 million, respectively, were capitalized as part of the cost of property, plant and equipment.

In connection with the credit facility discussed in Note 10, bank fees and other costs totaled $8.1 million of which $6.7 million was charged to interest and debt expenses in the fourth quarter of 1993.

In 1992 and 1993, the Company participated in interest rate swaps (which were to terminate in 1994 and 1996, respectively) having a notional principal amount totaling $200 million. Under the agreements, the Company received an annual fixed rate and paid a variable rate based on the six-month London Interbank Offered Rate. In September 1993, the Company terminated both agreements and deferred a gain of approximately $3.6 million which will be recognized over the remaining terms of the respective agreements as reductions of interest expense.

12.  Income Taxes
As explained in Note 1(e), the Company adopted SFAS No. 109 effective January 1, 1993. Upon adoption, the Company recorded a non-cash credit to earnings in the first quarter of 1993 of $13.7 million which represented the recognition of deferred tax assets existing at December 31, 1992.

With the enactment of the Budget Reconciliation Act of 1993, the Federal statutory corporate income tax rate was increased from 34% to 35% retroactive to January 1, 1993. As a result, the Company increased its deferred income tax liabilities as of January 1, 1993 with a non-cash charge to income tax expense of $3 million in the third quarter of 1993.

The components of earnings (loss) before income taxes were taxed under the following jurisdictions:

(Millions of dollars)                                    1994         1993         1992
_________________________________________________________________________________________
Domestic                                              $(322.0)         9.7        (15.9)
Foreign                                                 (23.6)        14.9         13.8
_________________________________________________________________________________________
                                                      $(345.6)        24.6         (2.1)
_________________________________________________________________________________________

Components of income tax expense (benefit) are as follows:

(Millions of dollars)                                    1994         1993         1992
_________________________________________________________________________________________
Current tax expense (benefit):
 Federal                                              $  (3.5)        (3.5)        (7.3)
 State                                                    (.7)         (.3)          .1
 Foreign                                                 (3.3)         6.5          1.3
_________________________________________________________________________________________
                                                         (7.5)         2.7         (5.9)
_________________________________________________________________________________________
Deferred tax expense (benefit):
 Federal                                               (109.2)         9.2          3.8
 Foreign                                                 (2.0)           -          1.2
_________________________________________________________________________________________
                                                       (111.2)         9.2          5.0
_________________________________________________________________________________________
                                                      $(118.7)        11.9          (.9)
_________________________________________________________________________________________

Tax expense (benefit) differs from the amounts computed by applying the U.S. Federal tax rate (1994-93 - 35%; 1992 - 34%) to earnings
(loss) before income tax. The reasons for the differences are as follows:

(Millions of dollars)                                    1994         1993         1992
_________________________________________________________________________________________
Computed "expected" tax expense (benefit)             $(121.0)         8.6          (.7)
Increases (reductions) in taxes resulting from:
 Increase in Federal income tax rate                        -          3.0            -
 Equity in earnings of foreign affiliates                 4.5         (7.4)        (1.3)
 Foreign income taxes, net of Federal income tax
   benefit                                               (2.0)         8.4          3.1
 Employee benefit plans                                  (1.1)         (.9)        (1.2)
 Percentage depletion                                     (.2)         (.1)         (.3)
 Other                                                    1.1           .3          (.5)
_________________________________________________________________________________________
                                                      $(118.7)        11.9          (.9)
_________________________________________________________________________________________

As a result of the prospective adoption of SFAS No. 109 effective
January 1, 1993, the following additional disclosures are presented as of and for the years ended December 31, 1994 and 1993.

Total income tax expense (benefit) was allocated as follows:

(Millions of dollars)                                                 1994         1993
_________________________________________________________________________________________
Income (loss) before extraordinary item and changes in
 accounting principles                                             $(118.7)        11.9
Loss on early retirement of debt                                         -         (1.7)
Change in accounting principle for income taxes                          -        (13.7)
Change in accounting principle for postretirement benefits               -         (7.0)
Stockholders' equity for compensation expense for tax purposes
 in excess of amount recognized for financial reporting purposes      (1.0)        (1.8)
_________________________________________________________________________________________
                                                                  $ (119.7)       (12.3)
_________________________________________________________________________________________

The significant components of income tax expense (benefit) attri-butable to income from continuing operations are as follows:

(Millions of dollars)                                                 1994         1993
_________________________________________________________________________________________
Current tax expense (benefit)                                       $  (7.5)        2.7
Deferred tax expense (benefit) (exclusive of the effects
 of other components listed below)                                     (2.5)        6.2
Deferred tax benefits related to write-down of petroleum
 assets                                                              (108.7)          -
Adjustments to deferred tax assets and liabilities for increase in
 Federal income tax rate                                                  -         3.0
_________________________________________________________________________________________
                                                                    $(118.7)       11.9
_________________________________________________________________________________________

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

(Millions of dollars)                                                 1994         1993
_________________________________________________________________________________________
Deferred tax assets:
 Deferred foreign tax credits                                      $  32.3         22.8
 Foreign tax credit carryforwards                                     11.7         10.2
 Federal net operating loss carryforwards                             36.4            -
 Alternative minimum tax credit carryforward                           1.9          5.2
 Employee benefits                                                    19.0         18.7
 Other                                                                10.3         12.8
_________________________________________________________________________________________
   Total gross deferred tax assets                                   111.6         69.7
     Less valuation allowance                                        (28.3)       (17.8)
_________________________________________________________________________________________
   Net deferred tax assets                                            83.3         51.9
_________________________________________________________________________________________

Deferred tax liabilities:
 Property, plant and equipment, principally due to differences in
   depreciation and capitalized interest                             (90.7)      (178.7)
 Other                                                               (30.0)       (21.8)
_________________________________________________________________________________________
   Total gross deferred tax liabilities                             (120.7)      (200.5)
_________________________________________________________________________________________
                                                                   $ (37.4)      (148.6)
_________________________________________________________________________________________

The net changes in the valuation allowance for the years ended December 31, 1994 and 1993 were increases of $10.5 million and $3 million, respectively. These changes were made to provide for uncertainties surrounding the realization of certain foreign tax credit carryforwards. The remaining balance of the deferred tax assets should be realized through future operating results and the reversal of taxable temporary differences.

Deferred tax expense (benefit) included the following components, the disclosure of which was prescribed by the prior standard:

(Millions of dollars)                                                              1992
_________________________________________________________________________________________
Restructuring and other special charges/credits                                  $ (1.8)
Intangible development and exploration costs                                       10.1
Interest                                                                            2.2
Depreciation                                                                       (9.8)
Depletion                                                                            .7
Foreign taxes                                                                       1.2
Equity in earnings of affiliates                                                    (.4)
Alternative minimum tax credit carryforward                                         2.2
Employee benefit plans                                                               .1
Partnerships                                                                          -
Other                                                                                .5
_________________________________________________________________________________________
                                                                                 $  5.0
_________________________________________________________________________________________

For the years ended December 31, 1994, 1993 and 1992, the Company's net cash payments (refunds) of income taxes totaled $(1.1) million, $7.1 million and $(.6) million, respectively.

At December 31, 1994, the Company has foreign tax credit carryforwards for Federal income tax purposes of $11.7 million which are available through 1997 to offset future Federal income taxes, if any. The Company has Federal net operating loss carryforwards totaling $103.9 million which are available to offset future Federal taxable income through 2009. The Company also has alternative minimum tax credit carryforwards of $1.9 million which are available to reduce Federal regular income taxes, if any, over an indefinite period.

13.  Retirement Benefits
The Company has a noncontributory defined benefit pension plan covering all eligible employees, with benefits based on years of service and the employee's highest three-year average monthly earnings. The Company's funding policy is intended to provide for both benefits attributed to service to-date and for those expected to be earned in the future. Plan assets consist primarily of stocks, bonds and short-term cash investments, including 51,971 shares of Company capital stock as of December 31, 1994 and 1993 with market values of $1.9 million and $2.1 million, respectively. Since the spin-off of the pension plan of a discontinued subsidiary in 1985 and the contribution of excess assets remaining after purchasing annuities for affected employees, the pension plan did not require funding through the year ended December 31, 1992. Funding requirements for the years ended December 31, 1994 and 1993 amounted to $5.5 million and $4.2 million, respectively.

The following tables set forth the plan's funded status and amounts recognized in the statements of financial position and results of operations at December 31:

(Millions of dollars)                                                 1994         1993
_________________________________________________________________________________________
Accumulated benefit obligation, including vested benefits
of $16.1 and $16.8                                                 $  16.8         17.6
_________________________________________________________________________________________
Projected benefit obligation                                         (25.5)       (27.1)
Plan assets at fair market value                                      17.5         13.0
_________________________________________________________________________________________
Plan assets under projected benefit obligation                        (8.0)       (14.1)
Additional minimum liability                                             -         (2.8)
Unrecognized net loss from past experience different
  from that assumed and effects of changes in assumptions              9.3         13.5
Unrecognized net asset being recognized over 15 years                 (1.0)        (1.2)
_________________________________________________________________________________________
Prepaid (accrued) pension cost                                     $    .3         (4.6)
_________________________________________________________________________________________

(Millions of dollars)                                    1994         1993         1992
_________________________________________________________________________________________
Service cost                                           $  3.4          1.8          1.6
Interest cost                                             2.0          1.4          1.3
Actual (gain) loss on plan assets                          .4         (1.3)        (1.1)
Net amortization and deferral                            (1.1)          .1          (.6)
_________________________________________________________________________________________
Net pension expense                                    $  4.7          2.0          1.2
_________________________________________________________________________________________
Discount rate                                               8%       7-1/4%           9%
_________________________________________________________________________________________
Compensation increase                                       5%           5%           5%
_________________________________________________________________________________________
_________________________________________________________________________________________
Return on assets                                            9%           9%           9%
_________________________________________________________________________________________

The Company has postretirement medical and dental care plans for all eligible retirees and their dependents with eligibility based on age and years of service upon retirement. The Company also maintains a Medicare Part B reimbursement plan and life insurance coverage for a closed group of retirees of a former subsidiary for which estimated benefits of approximately $4.7 million were accrued at December 31, 1992. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 (SFAS No. 106) - "Employers' Accounting for Postretirement Benefits Other than Pensions," which changed the Company's practice of accounting for postretirement benefits on a pay-as-you-go (cash) basis by requiring accrual, during the years that the employee renders the necessary service, of the expected cost of providing those benefits to an employee and the employee's beneficiaries and covered dependents. Upon adoption, the Company recorded a transition liability of approximately $20.5 million ($13.5 million after income taxes) as a one-time, non-cash charge against earnings in the first quarter of 1993.

The postretirement benefit plans are unfunded and the Company continues to fund claims on a cash basis. The following tables set forth the amounts recognized in the statements of financial position and results of operations at December 31:

<CATION>

(Millions of dollars)                                               1994           1993
_________________________________________________________________________________________
Accumulated postretirement benefit obligation:
 Retirees                                                        $ (21.3)         (20.6)
 Employees eligible to retire                                       (2.4)          (2.7)
 Other employees                                                    (4.3)          (5.0)
_________________________________________________________________________________________
                                                                   (28.0)         (28.3)
Unrecognized net loss                                                1.1            2.3
_________________________________________________________________________________________
Accrued postretirement benefit cost                              $ (26.9)         (26.0)
_________________________________________________________________________________________

(Millions of dollars)                                    1994         1993         1992
_________________________________________________________________________________________
Service cost                                           $  1.3           .8            -
Interest cost                                             2.1          2.1            -
Pay-as-you-go cost                                          -            -           .9
_________________________________________________________________________________________
Net postretirement benefit cost                        $  3.4          2.9           .9
_________________________________________________________________________________________

Assumptions utilized to measure the accumulated postretirement obligation at December 31, 1994 and 1993 were: discount rates of 8% and 7.25%, respectively; a health care cost trend rate of 14% declining over 10 years to 5% and held constant thereafter. A 1% increase in the assumed trend rates would have resulted in increases in the accumulated postretirement benefit obligation at December 31, 1994 and 1993 of $1.7 million and $2.6 million, respectively; the aggregate of service cost and interest cost for the years ended December 31, 1994 and 1993 would have increased by $.5 million and $.4 million, respectively.

14.  Capital Stock, Options and Rights
In November 1993, the Company completed a public offering of 4.4 million shares of capital stock at a price of $44.625 per share. The capital stock was taken from the Company's treasury at an average cost of $33.125 per share. The excess of net proceeds over the cost of treasury stock issued was credited to additional paid-in capital. The net proceeds of the offering, after underwriting commissions and expenses, were approximately $188.8 million.

Under the 1988 Long-term Stock Incentive Plan, the Company may grant to officers and key employees stock options, stock appreciation rights, performance shares, performance units, restricted stock or restricted stock units for up to 2.8 million shares of the Company's capital stock. Stock options are exercisable at the market price on the date of the grant, generally over a two-year period at the rate of 50% each year commencing on the first anniversary of the date of grant; all options expire ten years from the date of grant. In 1994 and 1993, options for 250,100 shares and 257,700 shares were granted, respectively. The restricted stock and performance shares awarded under the plan entitle the grantee to the rights of a shareholder, including the right to receive dividends and to vote such shares, but the shares are restricted as to sale, transfer or encumbrance. Restricted stock is released to the grantee over varying periods after a one-year waiting period has expired. In 1994 and 1993, awards were granted for 9,000 shares and 34,250 shares of restricted stock, respectively. In 1994, 12,081 shares were released to grantees; none were released in 1993. The performance cycle consists of a three-year period, beginning with the year of grant, at the end of which certain performance goals must be attained by the Company for the unrestricted performance shares to be issued to the grantee. Awards granted in 1994 and 1993 for performance shares amounted to 19,500 shares and 18,900 shares, respectively. Performance shares issued in 1994 and 1993 amounted to 10,496 shares and 15,257 shares, respectively. Restricted stock and performance share awards are "compensatory" awards and the Company accrued compensation expense of $.1 million, $.7 million and $1 million in 1994, 1993 and 1992, respectively.

Under the 1990 Stock Option Plan for Non-Employee Directors, which expired in May 1994, the Company could grant stock options to non-employee directors for up to 150,000 shares of the Company's capital stock. As prescribed by the plan, the options are exercisable at the market price at the date of grant over a two-year period at the rate of 50% each year commencing on the first anniversary of the date of grant; all options expire ten years from the date of grant. Awards for 22,500 shares and 20,000 shares were granted in 1994 and 1993, respectively.

At December 31, 1994, 919,372 shares of capital stock were reserved for future grants under all plans.

Total grants outstanding under the plans and the changes therein for the periods indicated follows:

                                                          Number           Option
                                                        of shares        price range
__________________________________________________________________________________________
Outstanding at December 31, 1992                        1,719,353    $27  1/8 - 45  1/2
Granted                                                   330,850     44  3/8 - 45  7/16
Cancelled                                                  (6,354)    29  3/4 - 45  7/16
Exercised                                                (453,085)    27  1/8 - 39 11/16
__________________________________________________________________________________________
Outstanding at December 31, 1993                        1,590,764     27  1/8 - 45  7/16
Granted                                                   301,100     36      - 41  1/4
Cancelled                                                 (25,627)    29  3/4 - 45  1/2
Exercised                                                (226,952)    29  3/4 - 39 11/16
__________________________________________________________________________________________
Outstanding at December 31, 1994                        1,639,285     27  1/8 - 45  1/2
__________________________________________________________________________________________
Exercisable at December 31, 1994                        1,178,850     27  1/8 - 45  1/2
__________________________________________________________________________________________
Weighted average prices:
  Outstanding at December 31, 1994                                              36  3/16
  Exercisable at December 31, 1994                                              35  1/8
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

15.  Contingencies
The Company has been notified by the U.S. Environmental Protection Agency that it is one of many Potentially Responsible Parties (PRP) at three National Priorities List sites. Based on its evaluation of the potential total cleanup costs, its estimate of its potential exposure, and the viability of the other PRP's, the Company believes that any costs ultimately required to be borne by it at these sites will not have a material adverse effect on its results of operations, cash flow or financial position.

The Company is subject to other legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of Management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on results of operations, cash flow or financial position of the Company.

16.  Petroleum Segment Information*
(Millions of dollars)                                    1994         1993         1992
_________________________________________________________________________________________
Sales to unaffiliated customers:
 Domestic                                            $  678.1        692.9        686.2
 North Sea                                               92.9         40.3         46.4
 Other foreign                                           18.3         60.6         33.2
_________________________________________________________________________________________
                                                        789.3        793.8        765.8
Interest and other income                                12.2         21.6         21.6
_________________________________________________________________________________________
   Total revenues                                    $  801.5        815.4        787.4
_________________________________________________________________________________________
Earnings (loss) before income taxes:
 Operating profit (loss):
   Domestic                                            (265.7)        79.2         39.7
   North Sea                                              5.5         (7.7)        13.1
   Other foreign                                        (30.7)        16.5         (2.9)
_________________________________________________________________________________________
                                                       (290.9)        88.0         49.9
 Other income (expense), net                            (54.7)       (63.4)       (52.0)
_________________________________________________________________________________________
   Earnings (loss) before income taxes               $ (345.6)        24.6         (2.1)
_________________________________________________________________________________________
Identifiable industry assets:
   Domestic                                             793.9      1,089.6        705.1
   North Sea                                            518.8        523.2        280.3
   Other foreign                                         92.6         99.5        107.6
_________________________________________________________________________________________
                                                      1,405.3      1,712.3      1,093.0
Other assets                                             72.8        126.4        116.1
_________________________________________________________________________________________
   Total assets                                      $1,478.1      1,838.7      1,209.1
_________________________________________________________________________________________
Depletion, depreciation and amortization:
 Petroleum                                              196.7        123.4        101.6
 Other                                                    5.5          6.4          4.9
_________________________________________________________________________________________
                                                     $  202.2        129.8        106.5
_________________________________________________________________________________________
Capital expenditures:
 Exploration:
   Domestic                                              55.3         31.2         22.7
   North Sea                                              1.6          1.8          3.2
   Other foreign                                         16.5         10.0         12.7
_________________________________________________________________________________________
                                                         73.4         43.0         38.6
_________________________________________________________________________________________
 Development:
   Domestic                                              75.4         58.0         47.9
   North Sea                                             18.2         37.6         27.9
   Other foreign                                         16.0          3.1         30.5
_________________________________________________________________________________________
                                                        109.6         98.7        106.3
_________________________________________________________________________________________
 Refining and marketing                                  31.1         18.4         27.6
_________________________________________________________________________________________
                                                        214.1        160.1        172.5
 Capitalized interest                                    22.3         18.7         12.9
 Other                                                    3.8          3.5          4.4
_________________________________________________________________________________________
                                                     $  240.2        182.3        189.8
_________________________________________________________________________________________
*  Includes nonrecurring charges/credits as follows:
     1994 - see Notes 2, 3 and 5.
     1993 - see Notes 3, 6, 7, 11 and 12.
     1992 - see Note 5.
/TABLE

                          UNAUDITED SUPPLEMENTAL DATA


_________________________________________________________________
MANAGEMENT'S DISCUSSION AND ANALYSIS


_________________________________________________________________
REVIEW OF OPERATIONS (1994 vs 1993)

The Company reported a $226.9 million net loss in 1994 primarily as a result of fourth quarter nonrecurring charges totaling $319 million ($210.3 million after tax). The non-recurring charges were related to a change in the procedure for assessing impairment of the capitalized costs of the Company's assets which resulted in a $280 million ($185 million after tax) write-down of oil and gas properties and the write-down of the Company's refinery assets by $39 million ($25.3 million after tax). In 1993, the Company reported net earnings of $9.6 million, which included nonrecurring and extraordinary items as discussed below.

Before inclusion of the write-down of these assets and certain nonrecurring gains, the Company's net loss totaled $27.6 million in 1994 reflecting lower gross revenues and higher costs and expenses. Gross revenues, which fell $14 million from the 1993 level, was significantly impacted by declining worldwide crude oil prices and domestic natural gas and refined product prices. Costs and expenses increased due to higher lease operating, depletion, depreciation and amortization and exploration expenses. Partially offsetting the adverse effect of these items were a $10 million pretax gain ($6.5 million after tax) on the reversal of a previously established provision for the settlement of the Texaco litigation and a $6.8 million pretax gain ($4.4 million after tax) on the sale of oil and gas properties.

Oil and Gas Operations

Revenues from oil and gas operations were up $51 million from 1993. Liquids revenues were up almost $26 million due to increased crude oil volumes ($38 million), and natural gas revenues were up $23 million primarily due to higher domestic deliveries ($41 million). The higher revenues from increased crude oil and natural gas production exceeded the effect of declining worldwide crude oil prices ($12 million) and lower domestic natural gas prices ($20 million).

Crude oil volumes were higher in 1994 due to an 8,200 barrel per day (BPD) increase in North Sea operations and an 800 BPD increase in domestic operations. North Sea volumes were up primarily due to the late-1993 T-Block acquisition and new wells onstream at Brae
Field.   Domestic volumes were up primarily due to the late-1993
acquisition of NERCO and new domestic wells onstream. These production increases at domestic and North Sea properties were partially offset by natural declines at mature producing properties. Volumes from other foreign operations were down 3,000 BPD primarily due to the sale of certain Canadian properties in late 1993.

Natural gas deliveries were up 57 million cubic feet per day (MMCFD) in 1994. An improvement in domestic deliveries, which accounted for 49 MMCFD of the increase, was due to the acquisition of NERCO, new wells onstream and the return to production of wells which were shut-in for repairs and maintenance during the prior year. North Sea natural gas sales volumes, which were 5 MMCFD higher due to the completion of the SAGE Pipeline System during 1994, also contributed to the increase. These increases were partially offset by the effects of natural declines at mature producing properties, the sales of a limited number of domestic properties in 1994 and certain Canadian properties in late 1993, and the voluntary curtailment of some domestic sales volumes in the second half of 1994 in response to low prices.

Lease operating and facility expenses increased $9 million during the current year primarily due to additional operating expenses for properties acquired in late 1993 and higher repair and maintenance costs on older properties. These costs were partially offset by lower operating expenses and workover costs on existing properties. Depletion, depreciation and amortization (DD&A) was $72 million higher in 1994 than in the prior year due primarily to DD&A on properties and working interests acquired in late 1993 and new producing wells onstream in 1994. The increase was partially offset by the reduction in DD&A for the Canadian properties sold in 1993. Dry holes and exploratory charges were up $21 million in 1994 due to the write-off of unsuccessful wells and higher domestic seismic costs incurred and lease impairment. Interest and debt expenses were down $3 million primarily due to increased interest capitalized on qualifying projects and the inclusion in the prior year of the aforementioned $6.7 million write-off of debt-issue costs.

Refining Operations

Refining operations resulted in a pretax operating profit of $2 million in 1994 (before the $39 million write-down of refinery assets), compared to a $10 million pretax operating loss in the
prior year.   The favorable impact of lower crude oil feedstock
costs ($50 million) due to lower prices ($32 million) and volumes ($12 million) and the inclusion in the prior year's costs of the $6 million inventory write-down more than offset the effect of higher operating expenses ($4 million) and revenue declines ( $36 million). Revenues were down as a result of lower sales volumes ($12 million) and product prices ($24 million).


REVIEW OF OPERATIONS (1993 vs 1992)

Gross revenues in 1993 were up $28 million as an increase in oil and gas revenues of $46 million and a $24 million pretax gain on the sale of certain Canadian oil and gas assets more than offset a $40 million decline in refining revenues and reduced equity in the earnings of CLAM. CLAM's reduced earnings for 1993 reflect the adverse effect of reduced gas prices, lower gas deliveries and a one-time non-cash charge of $6 million to income taxes ($3 million net to the Company) for the adoption of SFAS No. 109.

Before inclusion of nonrecurring after-tax items netting to a charge of $1.3 million, an extraordinary loss on early retirement of debt of $3.3 million and the favorable effect of two accounting changes amounting to $.2 million, the Company generated earnings of $14 million in 1993. This represents a decline from the comparable 1992 earnings of $18.9 million, which was also exclusive of nonrecurring after-tax items totaling $20.1 million and an extraordinary loss of $5.6 million on the early retirement of debt in 1992. The nonrecurring items in 1993 consisted of the aforementioned $23.5 million ($13.2 million after tax) gain on the sale of certain oil and gas properties, undeveloped acreage and seismic data located in southern Alberta, Canada reduced by a $6.5 million ($4.2 million after tax) charge for the write-down of refinery inventories to market value, a $6.7 million ($4.3 million after tax) charge for the write-off of costs associated with the interim financing provided by banks for the acquisitions of NERCO and T-Block, a $3 million income tax charge to recognize the retroactive rate change enacted in the Budget Reconciliation Act of 1993 and the effect of the aforementioned non-cash charge of $6 million ($3 million net to the Company) to the earnings of CLAM. The inclusion of the nonrecurring and extraordinary items resulted in net earnings of $9.6 million in 1993, as compared to the $6.8 million net loss incurred in the prior year.

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

Domestic natural gas deliveries were up almost 40 MMCFD from the prior year period. The improvement in domestic natural gas deliveries was due to the acquisition of NERCO, new domestic wells coming onstream and the return to production of wells previously shut-in for repairs and maintenance. These increases were partially offset by the effects of natural declines at mature producing properties.

Crude oil volumes in 1993 were higher due to a 2,400 BPD increase in domestic operations, a 300 BPD increase in North Sea operations and an 800 BPD increase in other foreign operations. The increase in domestic operations resulted primarily from the acquisition of NERCO, the purchase of additional working interests in producing properties, new domestic wells coming onstream, and increased production from domestic wells that were shut-in for repairs and maintenance during the prior year. Volumes were up in the North Sea primarily as a result of the purchase of additional working interests in producing properties and the production from T-Block beginning in mid-December 1993. The year-end 1992 acquisition of a working interest in the KAKAP Field in Indonesia resulted in higher volumes from other foreign areas. These production increases were partially offset by natural declines at domestic and foreign properties.

Lease operating and facility expenses increased $8 million during 1993 primarily due to operating expenses associated with properties and increased working interests acquired in late 1992 and in 1993 and higher operating and repair and maintenance costs on older properties. These were partially offset by lower workover charges and the inclusion in 1992 of a $3 million nonrecurring charge for the uninsured costs associated with a gas well blowout. Depletion, depreciation and amortization was $23 million higher in 1993 than in the prior year due primarily to DD&A on properties and increased working interests acquired in late 1992 and in 1993. Dry holes and exploratory charges were up over $7 million in the current year due to increases in seismic costs incurred, lease impairment and unsuccessful exploratory wells. General, administrative and other expenses increased over $6 million from the prior year primarily due to the initial accrual of current year costs associated with postretirement benefits other than pensions and increased personnel costs. Interest and debt expenses increased over $3 million due to higher interest expense associated with the increased debt level and the aforementioned write-off of debt-issue costs. These additional costs were partially offset by interest capitalized on a greater investment in qualifying projects.

Refining Operations

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


LIQUIDITY AND CAPITAL RESOURCES

In 1994, the Company generated approximately $212 million in cash from operations which, along with advances against cash surrender value of life insurance policies ($34 million), proceeds from asset sales ($15 million) and available cash, was utilized for capital projects ($237 million) and dividends ($33 million). The only significant long-term debt due in 1994, the $133.5 million balance of the Term Loan with banks which was due in July 1994, was refinanced in January 1994 with the proceeds of a revolving credit facility drawdown.

The Company expects that its 1995 capital and exploration program, presently estimated at approximately $214 million, will be financed substantially by internally generated funds, reduced dividend expenditures and the proceeds from sales of nonstrategic assets. The Company does not expect to realize any significant losses from these sales. The Company's expenditures are continually reviewed, and revised as necessary, based on perceived current and long-term economic conditions.

In February 1995, the Company announced its plans to sell its remaining oil and gas assets in Canada. In 1994, these operations produced 500 barrels of liquids and 3,000 cubic feet of gas per day and generated revenues of $5.2 million and an operating loss of $4.7 million.

As explained in Note 15, the Company has been notified by the U.S. Environmental Protection Agency that it is one of many Potentially Responsible Parties at three National Priorities List sites. In the opinion of Management, the ultimate liability with respect to these matters will not have a material adverse effect on the results of operations, cash flow or financial position of the Company.

As explained in Note 9, the Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used solely to manage well-defined interest rate, foreign currency and commodity price risks.

CAPITAL STOCK, DIVIDENDS AND OTHER MARKET DATA

The Company's capital stock is listed and traded on the New York Stock Exchange, the London Stock Exchange and the Swiss Stock Exchanges (Basle, Geneva and Zurich). As of February 28, 1995, there were 7,569 holders of record. The quarterly market prices for the past two years and the cash dividends paid in each period are presented in the table on page 72.

In January 1995, the Company announced that its quarterly dividend of $0.25 per share was being reduced to $0.06 per share with the savings being redirected to the capital and exploration program.

In November 1993, 4.4 million of the Company's treasury shares were issued in a public offering. (See Note 14 of "Notes to Consolidated Financial Statements.") The remaining 4.6 million shares being held as treasury shares continued to afford the Company financial flexibility to respond to financing and other opportunities that might arise.

In 1986, the Company's Board of Directors declared a dividend to shareholders consisting of one Capital Stock Purchase Right on each outstanding share of capital stock. These rights may cause substantial ownership dilution to a person or group who attempts to acquire the Company without approval of the Company's Board of Directors. The rights should not interfere with a business combination transaction that has been approved by the Board of Directors. (See Note 14 of "Notes to Consolidated Financial Statements.")

The Company has reserved 2,558,657 shares of its capital stock for future grants and exercises of stock options. (See Note 14 of "Notes to Consolidated Financial Statements.")


NOTE:
      The accompanying consolidated financial statements and notes thereto and the unaudited supplemental data are an integral part of this discussion and analysis and should be read in conjunction herewith.

_________________________________________________________________
DATA ON OIL AND GAS ACTIVITIES (Unaudited)


_________________________________________________________________
Proved Reserves and Changes Therein

The tables below set forth estimates of the proved reserves attributable to the working and royalty interests of the Company (net of royalties payable to other parties) along with a summary of the changes in the quantities of proved reserves during the periods indicated. Also set forth is the Company's 50% equity interest in the proved reserves of CLAM Petroleum Company. The Company emphasizes that the volumes of reserves shown below are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data. There have been no significant changes in the estimates of proved reserves since December 31, 1994.

                                                  Liquids (Millions of barrels)
                                                  North                 Other
                                      Domestic      Sea      CLAM     Foreign     Total
_________________________________________________________________________________________
Proved reserves at December 31, 1991      47.0     25.5        .4        11.4      84.3
Revisions of previous estimates            5.3      (.6)        -           -       4.7
Purchase of reserves in place              2.6        -         -         5.8       8.4
Extensions, discoveries and
  other additions                          3.0      2.8         -          .6       6.4
Production                                (7.9)    (2.5)        -        (2.1)    (12.5)
Sales of reserves in place                 (.6)       -         -           -       (.6)
_________________________________________________________________________________________
Proved reserves at December 31, 1992      49.4     25.2        .4        15.7      90.7
Revisions of previous estimates           (2.8)     (.2)        -         2.5       (.5)
Purchase of reserves in place             11.9     17.5         -           -      29.4
Extensions, discoveries and
  other additions                          1.7        -         -          .8       2.5
Production                                (8.8)    (2.5)        -        (2.4)    (13.7)
Sales of reserves in place                 (.2)       -         -        (5.1)     (5.3)
_________________________________________________________________________________________
Proved reserves at December 31, 1993      51.2     40.0        .4        11.5     103.1
Revisions of previous estimates            2.8     (2.6)      (.1)        (.1)        -
Extensions, discoveries and
  other additions                          8.6      2.3         -           -      10.9
Production                                (9.1)    (5.6)        -        (1.2)    (15.9)
Sales of reserves in place                (1.0)       -         -           -      (1.0)
_________________________________________________________________________________________
Proved reserves at December 31, 1994      52.5     34.1        .3        10.2      97.1
_________________________________________________________________________________________

Proved-developed reserves at December 31,
_________________________________________________________________________________________
 1992                                     46.8      6.1        .3        10.4      63.6
_________________________________________________________________________________________
 1993                                     47.0     36.9        .3         5.7      89.9
_________________________________________________________________________________________
 1994                                     48.1     32.7        .2         4.4      85.4
_________________________________________________________________________________________
/TABLE

                                                Gas (Billions of cubic feet)
                                                  North                 Other
                                      Domestic      Sea      CLAM     Foreign     Total
_________________________________________________________________________________________
Proved reserves at December 31, 1991     520.9    123.4     188.5        10.6     843.4
Revisions of previous estimates            9.7     (4.6)     (6.6)        (.2)     (1.7)
Purchase of reserves in place              3.2        -         -           -       3.2
Extensions, discoveries and
  other additions                         14.7     15.8         -          .6      31.1
Production                               (51.3)     (.1)    (14.8)       (1.8)    (68.0)
Sales of reserves in place               (53.1)       -         -           -     (53.1)
_________________________________________________________________________________________
Proved reserves at December 31, 1992     444.1    134.5     167.1         9.2     754.9
Revisions of previous estimates           20.5     (3.2)      (.6)        1.0      17.7
Purchase of reserves in place            221.6     11.5         -           -     233.1
Extensions, discoveries and
  other additions                         12.2        -         -         2.6      14.8
Production                               (65.6)     (.1)    (12.6)       (1.9)    (80.2)
Sales of reserves in place                (1.2)       -         -        (3.2)     (4.4)
_________________________________________________________________________________________
Proved reserves at December 31, 1993     631.6    142.7     153.9         7.7     935.9
Revisions of previous estimates           16.6     (4.5)     (2.8)       (1.7)      7.6
Purchase of reserves in place              3.4        -         -           -       3.4
Extensions, discoveries and
  other additions                        116.4     26.0       1.0         5.2     148.6
Production                               (83.6)    (1.8)    (14.6)       (1.1)   (101.1)
Sales of reserves in place               (10.7)       -         -           -     (10.7)
_________________________________________________________________________________________
Proved reserves at December 31, 1994     673.7    162.4     137.5        10.1     983.7
_________________________________________________________________________________________

Proved-developed reserves at December 31,
 1992                                    270.9     35.3     112.7         9.2     428.1
_________________________________________________________________________________________
 1993                                    405.9    132.9     118.9         7.7     665.4
_________________________________________________________________________________________
 1994                                    493.5    146.4     116.1        10.1     766.1
_________________________________________________________________________________________

The table below sets forth estimates of the domestic sulphur reserves attributable to the Company's interests as of December 31:

                                                                                Proved-
(Thousands of long tons)                                          Proved      developed
_________________________________________________________________________________________
1992                                                               608.3          242.6
_________________________________________________________________________________________
1993                                                               583.6          226.1
_________________________________________________________________________________________
1994                                                               670.3          670.3
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

_________________________________________________________________________________________
STANDARDIZED MEASURE AT DECEMBER 31, 1994:
                                                          North      Other
(Millions of dollars)                       Domestic        Sea    Foreign        Total
_________________________________________________________________________________________
Future cash inflows                         $1,898.9    1,011.5      181.4      3,091.8
Future production and development costs       (889.8)    (254.9)    (102.5)    (1,247.2)
Future income tax expenses                    (165.2)    (234.2)     (18.9)      (418.3)
_________________________________________________________________________________________
Future net cash flows                          843.9      522.4       60.0      1,426.3
10% annual discount for estimated timing
 of cash flows                                (292.6)    (179.1)     (26.7)      (498.4)
_________________________________________________________________________________________
Standardized measure of discounted future
 net cash flows                             $  551.3      343.3       33.3        927.9
_________________________________________________________________________________________

CLAM                                        $      -       40.7          -         40.7
_________________________________________________________________________________________

Note:  If the post year-end prices utilized by the Company in the write-down of its oil and gas properties (see Note 2 of "Notes to Consolidated Financial Statements") were applied, the undiscounted and discounted Standardized Measure would have been reduced to $1,287 million and $846 million, respectively.


PRINCIPAL SOURCES OF CHANGE DURING 1994:
(Millions of dollars)
_________________________________________________________________________________________
Sales and transfers, net of production costs                                    $(274.2)
Net change in prices and production costs                                         (81.2)
Extensions, discoveries and improved recovery,
 less related costs                                                               164.6
Net change in future development costs                                            (27.4)
Previously estimated development costs
 incurred during the year                                                         107.6
Revisions of previous reserve estimates                                             5.9
Purchase of reserves in place                                                       2.0
Sales of reserves in place                                                        (12.6)
Accretion of discount                                                             113.8
Net change in income taxes                                                         27.2
Other                                                                             (21.2)
_________________________________________________________________________________________
 Net change                                                                     $   4.5
_________________________________________________________________________________________

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
_________________________________________________________________________________________

PRINCIPAL SOURCES OF CHANGE DURING 1993:

(Millions of dollars)
_________________________________________________________________________________________
Sales and transfers, net of production costs                                    $(225.9)
Net change in prices and production costs                                        (209.6)
Extensions, discoveries and improved recovery,
 less related costs                                                                25.6
Net change in future development costs                                            (14.6)
Previously estimated development costs
 incurred during the year                                                          56.6
Revisions of previous reserve estimates                                            10.1
Purchase of reserves in place                                                     414.7
Sales of reserves in place                                                        (24.1)
Accretion of discount                                                             101.3
Net change in income taxes                                                        100.6
Other                                                                             (12.7)
_________________________________________________________________________________________
 Net change                                                                     $ 222.0
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
_________________________________________________________________________________________

_________________________________________________________________________________________
RESULTS OF OPERATIONS FOR OIL AND GAS ACTIVITIES

Years ended December 31:
                                                      North          Other
19941 (Millions of dollars)            Domestic         Sea        Foreign        Total
_________________________________________________________________________________________
Revenues                                $ 316.82       92.9           18.3        428.0
Production costs                          (90.5)      (36.9)          (9.4)      (136.8)
Exploration expenses                      (44.8)       (2.6)         (22.3)       (69.7)
DD&A                                     (142.6)      (41.9)          (8.9)      (193.4)
Write-down of oil and gas properties     (265.6)       (6.0)          (8.4)      (280.0)
_________________________________________________________________________________________
                                         (226.7)        5.5          (30.7)      (251.9)
Income tax (expense) benefit               79.0        (9.0)          13.6         83.6
_________________________________________________________________________________________
 Earnings (loss)3                       $(147.7)       (3.5)         (17.1)      (168.3)
_________________________________________________________________________________________

CLAM4                                   $     -         3.9              -          3.9
_________________________________________________________________________________________

19931 (Millions of dollars)
_________________________________________________________________________________________
Revenues                                  292.72       40.3           60.6        393.6
Production costs                          (83.8)      (24.9)         (17.8)      (126.5)
Exploration expenses                      (31.4)       (3.8)         (13.6)       (48.8)
DD&A                                      (86.2)      (19.3)         (12.7)      (118.2)
_________________________________________________________________________________________
                                           91.3        (7.7)          16.5        100.1
Income tax (expense) benefit              (32.0)        1.5           (6.8)       (37.3)
_________________________________________________________________________________________
 Earnings (loss)3                       $  59.3        (6.2)           9.7         62.8
_________________________________________________________________________________________

CLAM4                                   $     -         2.3              -          2.3
_________________________________________________________________________________________

19921(Millions of dollars)
_________________________________________________________________________________________
Revenues                                  244.32       46.4           33.2        323.9
Production costs                          (79.5)      (20.0)         (18.2)      (117.7)
Exploration expenses                      (30.5)       (4.1)          (6.9)       (41.5)
DD&A and restructuring charge            (104.1)       (9.2)         (11.0)      (124.3)
_________________________________________________________________________________________
                                           30.2        13.1           (2.9)        40.4
Income tax (expense) benefit               (9.6)       (8.4)            .9        (17.1)
_________________________________________________________________________________________
 Earnings (loss)3                       $  20.6         4.7           (2.0)        23.3
_________________________________________________________________________________________

CLAM4                                   $     -         6.4              -          6.4
_________________________________________________________________________________________

1  Includes nonrecurring charges/credits as explained in "Notes to Consolidated Financial
   Statements" as follows:
     1994 - see Notes 2 and 3.
     1993 - see Note 3.
     1992 - see Note 5.
2  Includes intercompany transfers to the Company's refinery of $24.8, $22.4 and $20.7 in
   1994, 1993 and 1992, respectively.
3  Excludes other income, general and administrative expenses, and interest and debt expenses.
4  Represents the Company's equity in CLAM's net earnings after U.S. income taxes.  See
   Note 7 of "Notes to Consolidated Financial Statements."

_________________________________________________________________________________________
COSTS INCURRED IN OIL AND GAS ACTIVITIES

Years ended December 31:
                                                      North          Other
1994 (Millions of dollars)              Domestic        Sea        Foreign        Total
_________________________________________________________________________________________
Property acquisition:
 Proved                                  $   2.0          -              -          2.0
 Unproved                                    2.3          -            1.1          3.4
Exploration                                 69.5        2.5           20.0         92.0
Development                                 73.4       18.3           15.9        107.6
_________________________________________________________________________________________
                                           147.2       20.8           37.0        205.0
Capitalized interest                         7.3       14.7             .3         22.3
_________________________________________________________________________________________
                                         $ 154.5       35.5           37.3        227.3
_________________________________________________________________________________________

CLAM                                     $     -       10.5              -         10.5
_________________________________________________________________________________________

1993 (Millions of dollars)
_________________________________________________________________________________________
Property acquisition:
 Proved                                    364.2      159.4              -        523.6
 Unproved                                    4.5       40.8            1.2         46.5
Exploration                                 39.1        2.1           17.7         58.9
Development                                 52.2       24.2            3.1         79.5
_________________________________________________________________________________________
                                           460.0      226.5           22.0        708.5
Capitalized interest                         3.9       14.8              -         18.7
_________________________________________________________________________________________
                                         $ 463.9      241.3           22.0        727.2
_________________________________________________________________________________________

CLAM                                     $     -        5.2              -          5.2
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
_________________________________________________________________________________________

_________________________________________________________________________________________
OIL AND GAS OPERATING DATA1
Years ended December 31:
                                        1994       19932     1992       1991       1990
_________________________________________________________________________________________
CRUDE AND CONDENSATE3
Production (barrels per day):
 Domestic:
   Working interest                   18,833     17,586    15,308     16,439     17,085
   Royalty interest                    3,678      4,161     4,070      4,070      4,041
_________________________________________________________________________________________
                                      22,511     21,747    19,378     20,509     21,126
 North Sea (working interest)         14,769      6,529     6,258      8,352     10,283
 Other foreign (working interest)      3,496      6,509     5,674      5,896      6,652
_________________________________________________________________________________________
                                      40,776     34,785    31,310     34,757     38,061
_________________________________________________________________________________________

Average price received (per barrel):
 Domestic                          $   16.26      17.33     19.85      22.13      21.38
 North Sea                             16.01      16.20     19.11      19.96      23.13
 Other foreign                         12.63      14.40     14.98      14.53      18.89
 Consolidated                          15.86      16.57     18.82      20.32      21.42
_________________________________________________________________________________________

NATURAL GAS
Production (thousands of cubic feet
 per day):
 Domestic:
   Working interest                  203,700    155,917   119,050    124,592    126,610
   Royalty interest                   24,957     23,861    21,146     25,666     24,771
_________________________________________________________________________________________
                                     228,657    179,778   140,196    150,258    151,381
 North Sea (working interest)          5,302        156       236        283        349
 Other foreign (working interest)      3,018      5,316     4,871      4,388      4,918
 CLAM Petroleum Company               40,003     34,608    40,485     48,772     46,330
_________________________________________________________________________________________
                                     276,980    219,858   185,788    203,701    202,978
_________________________________________________________________________________________

Average price received (per MCF):
 Domestic                          $    1.95       2.19      1.75       1.53       1.74
 North Sea                              2.20       1.51      1.92       1.91       2.48
 Other foreign                          1.63       1.27      0.84       1.03       1.13
 CLAM Petroleum Company                 2.27       2.35      2.73       3.08       2.76
 Consolidated                           2.00       2.19      1.94       1.89       1.96
_________________________________________________________________________________________

PLANT PRODUCTS
Production (barrels per day):
 Domestic (working interest)           2,475      2,377     2,294      2,145      2,197
 North Sea (working interest)            552        352       461        510        612
 Other foreign (working interest)          6         29        39         33         29
_________________________________________________________________________________________
                                       3,033      2,758     2,794      2,688      2,838
_________________________________________________________________________________________

Average price received (per barrel):
 Domestic                          $   10.66      11.26     13.07      14.89      14.31
 North Sea                             11.28      12.62     14.47      16.93      15.36
 Other foreign                          7.84      11.97     12.68      13.12      13.70
 Consolidated                          10.28      11.44     13.29      15.26      14.53
_________________________________________________________________________________________

1 Includes the Company's 50% equity interest in its unconsolidated affiliate, CLAM Petroleum Company.
2  Includes NERCO Oil & Gas, Inc. since October 1, 1993.
3  Before the elimination of intercompany transfers.
/TABLE

_________________________________________________________________________________________
REFINING OPERATING DATA
Years ended December 31:

(Millions of dollars)                   1994       1993      1992       1991       1990
_________________________________________________________________________________________
Refining operating profit (loss):
 Revenues:
   Refined products*               $   386.1      422.6     462.6      451.5      453.8
   Other                                 2.1        1.9        .3         .2         .7
_________________________________________________________________________________________
                                       388.2      424.5     462.9      451.7      454.5
_________________________________________________________________________________________

 Costs and expenses:
   Cost of sales*                      340.1      390.6     413.6      401.4      396.9
   Operating expenses                   39.2       35.2      31.4       32.4       33.1
   Depreciation                          3.3        5.2       5.0        4.7        4.5
   Taxes, other than income              3.5        3.5       3.3        2.7        3.4
   Write-down of refinery assets        39.0          -         -          -          -
_________________________________________________________________________________________
                                       425.1      434.5     453.3      441.2      437.9
_________________________________________________________________________________________
                                       (36.9)     (10.0)      9.6       10.5       16.6
_________________________________________________________________________________________
*Before the elimination of
 intercompany transfers to
 the Company's refinery            $    24.8       22.4      20.7       18.7       22.3
_________________________________________________________________________________________

Sales (barrels per day):
 No. 2 fuel oil                       11,572     11,471    12,471     11,079     13,162
 Unleaded gasoline                    22,571     22,747    23,640     21,675     21,618
 Jet fuel                              7,166      6,488     5,415      5,102      5,595
 Naphtha                               4,090      5,477     4,922      4,045      6,260
 Other                                 7,505      8,347     6,880      6,987      8,272
_________________________________________________________________________________________
                                      52,904     54,530    53,328     48,888     54,907
_________________________________________________________________________________________

Average price received (per
 barrel)                           $   20.00      21.24     23.70      25.30      22.65
_________________________________________________________________________________________

_________________________________________________________________________________________
OIL AND GAS PROPERTIES
December 31, 1994

                                              Productive acreage    Undeveloped acreage
(Thousands of acres)                          Gross         Net      Gross          Net
_________________________________________________________________________________________
LEASEHOLDS AND OPTIONS
Domestic:
 Offshore Gulf of Mexico                       329.7      160.0       381.5       247.8
 Louisiana                                     118.8       76.4        38.6        17.2
 Alabama/Florida                                 9.2        8.0          .6          .6
 Colorado/Utah/New Mexico                         .8         .1       146.5        92.8
 Wyoming                                        43.9       12.5       226.6        99.1
 Other                                          47.9        5.8        71.4         9.7
_________________________________________________________________________________________
                                               550.3      262.8       865.2       467.2
_________________________________________________________________________________________
North Sea:
 Netherlands                                     2.7        1.0       103.3        36.0
 United Kingdom                                 19.1        1.2       147.2        12.0
_________________________________________________________________________________________
                                                21.8        2.2       250.5        48.0
_________________________________________________________________________________________
Other foreign:
 Algeria                                           -          -     1,552.9     1,009.4
 Australia                                         -          -     1,389.0       365.8
 Canada                                         36.2       19.5       190.0       111.2
 Colombia                                       11.7        1.6       216.1       119.4
 France                                            -          -       113.4        56.7
 Indonesia                                       5.9         .9       489.7        66.2
 Papua New Guinea                                  -          -       168.4        67.4
 Tunisia                                           -          -     1,021.0       510.5
 Yemen                                             -          -     1,167.9       198.5
_________________________________________________________________________________________
                                                53.8       22.0     6,308.4     2,505.1
_________________________________________________________________________________________
FEE LANDS                                       98.0       98.0       496.0       496.0
_________________________________________________________________________________________
CLAM PETROLEUM COMPANY (50%)
 Netherlands-North Sea                          39.7        5.6       771.7       176.6
_________________________________________________________________________________________

                                               763.6      390.6     8,691.8     3,692.9
_________________________________________________________________________________________

_______________________________________________________________________________________
WELLS DRILLED
Years ended December 31:

                              1994         1993        1992         1991         1990
_______________________________________________________________________________________
GROSS WELLS DRILLED (BY LOCATION)
Working interest
Domestic:
 Offshore Gulf of Mexico        20           23           5           18           13
 Louisiana                      14           10          17           30           28
 Oklahoma                        -            -           -           25           25
 Texas                           -            -           -            3            -
 Wyoming                         4            6           2            9            7
 Other                           -            -           1            -            1
_______________________________________________________________________________________
                                38           39          25           85           74
_______________________________________________________________________________________
North Sea:
 Netherlands                     3            4           5           10           14
 United Kingdom                  6            5           8            4            8
_______________________________________________________________________________________
                                 9            9          13           14           22
_______________________________________________________________________________________
Other foreign:
 Canada                         14           38          33           44           44
 Colombia                        2            -           3            2            4
 Other                           3            2           1            2            2
_______________________________________________________________________________________
                                19           40          37           48           50
_______________________________________________________________________________________
Total working interest          66           88          75          147          146
Royalty interest                19           35          26           28           31
_______________________________________________________________________________________
Total wells                     85          123         101          175          177
_______________________________________________________________________________________

Gross (Net) Wells Drilled (by type)
Exploratory:
 Oil                     15   (1.8)   34  (15.2)   26 (13.1)    33 (15.1)    28 (14.4)
 Gas                     26  (10.3)   18   (3.9)   10  (2.5)    34 (12.4)    40 (15.1)
 Dry                     22   (9.4)   31  (11.4)   28 (12.4)    74 (29.5)    77 (28.1)
_______________________________________________________________________________________
                         63  (21.5)   83  (30.5)   64 (28.0)   141 (57.0)   145 (57.6)
_______________________________________________________________________________________
Development:
 Oil                      7   (1.0)   17   (2.1)   22  (2.6)    23  (2.4)    14  (2.5)
 Gas                     14   (3.3)   21   (3.4)    6  (1.4)     9  (1.5)    17  (1.7)
 Dry                      1    (.1)    2    (.3)    9   (.7)     2   (.6)     1    (-)
_______________________________________________________________________________________
                         22   (4.4)   40   (5.8)   37  (4.7)    34  (4.5)    32  (4.2)
_______________________________________________________________________________________
Total wells              85  (25.9)  123  (36.3)  101 (32.7)   175 (61.5)   177 (61.8)
_______________________________________________________________________________________

_________________________________________________________________________________________
SELECTED FINANCIAL DATA
Years ended December 31:

                                       (Millions of dollars, except per share data)
                                        1994*      1993*     1992*      1991       1990
_________________________________________________________________________________________
Revenues                           $   801.5      815.4     787.4      825.3      874.7
Operating profit (loss)            $  (290.9)      88.0      49.9       75.2      142.1
Net earnings (loss)                $  (226.9)       9.6      (6.8)      20.9       54.9
Primary and fully diluted
  earnings (loss) per share        $   (6.80)      0.33     (0.24)      0.74       1.94
Average shares (millions)               33.4       29.5      28.4       28.3       28.3
_________________________________________________________________________________________
Cash flows from operations         $   212.1      178.9     178.7      209.2      251.9
Working capital (deficit):
   End of year                     $    (6.4)      15.6     (20.2)      24.2       27.2
   Current ratio                         .97       1.09       .88       1.15       1.17
_________________________________________________________________________________________
Total assets                       $ 1,478.1    1,838.7   1,209.1    1,252.8    1,226.0
Long-term debt                     $   739.5      734.5     343.0      347.3      346.1
Stockholders' equity               $   352.4      599.8     416.6      446.5      448.7
Cash dividends per share           $    1.00       1.00      1.00       1.00       1.00
_________________________________________________________________________________________

*
 Includes nonrecurring charges/credits as explained in "Notes to Consolidated Financial
 Statements" as follows:
   1994 - see Notes 2, 3 and 5.
   1993 - see Notes 3, 6, 7, 11 and 12.
   1992 - see Note 5.

_________________________________________________________________________________________
MARKET PRICE AND DIVIDEND DATA

                                                            Quarter ended
                                              March 31    June 30    Sept. 30   Dec. 31
_________________________________________________________________________________________
1994:
Capital stock price:
 High                                         $43 3/8      45          45 3/8    47 1/8
 Low                                           35 1/8      35 7/8      40 7/8    36 3/8
Cash dividends per share                         0.25        0.25        0.25      0.25
_________________________________________________________________________________________

1993:
Capital stock price:
 High                                          47          47 7/8      49        47 1/2
 Low                                           31          40 1/2      40 7/8    37 7/8
Cash dividends per share                         0.25        0.25        0.25      0.25
_________________________________________________________________________________________

_________________________________________________________________________________________
QUARTERLY DATA*
                                                            Quarter ended
(Millions, except per share data)             March 31    June 30    Sept. 30   Dec. 31
_________________________________________________________________________________________
1994:
Revenues                                        $206.7      190.7       197.9     206.2
Costs and expenses                               197.8      188.5       216.5     544.3
_________________________________________________________________________________________
Earnings (loss) before income taxes                8.9        2.2       (18.6)   (338.1)
Income tax expense (benefit)                       2.7        1.6        (7.3)   (115.7)
_________________________________________________________________________________________
Net earnings (loss)                             $  6.2         .6       (11.3)   (222.4)
_________________________________________________________________________________________
Earnings (loss) per share                       $ 0.19       0.02       (0.34)    (6.64)
_________________________________________________________________________________________

Average shares                                    33.3       33.4        33.4      33.4
_________________________________________________________________________________________

1993:
Revenues                                         186.9      194.7       193.5     240.3
Costs and expenses                               181.9      184.7       190.9     233.3
_________________________________________________________________________________________
Earnings before income taxes                       5.0       10.0         2.6       7.0
Income tax expense                                 2.3        4.4         4.4        .8
_________________________________________________________________________________________
Earnings (loss) before extraordinary
 item and accounting changes                       2.7        5.6        (1.8)      6.2
Loss on early retirement of debt                     -          -           -      (3.3)
Changes in accounting principles                    .2          -           -         -
_________________________________________________________________________________________
Net earnings (loss)                             $  2.9        5.6        (1.8)      2.9
_________________________________________________________________________________________

Earnings (loss) per share before
 extraordinary item and
 accounting changes                               0.09       0.20       (0.06)     0.19
Loss on early retirement of debt                     -          -           -     (0.10)
Changes in accounting principles                  0.01          -           -         -
_________________________________________________________________________________________
Earnings (loss) per share                       $ 0.10       0.20       (0.06)     0.09
_________________________________________________________________________________________

Average shares                                    28.5       28.8        28.9      31.7
_________________________________________________________________________________________

*
 Includes nonrecurring charges/credits as explained in "Notes to Consolidated Financial
 Statements" as follows:
   1994 - see Notes 2, 3 and 5.
   1993 - see Notes 3, 6, 7, 11 and 12.

                             Independent Auditors' Report








The Partners
MaraLou Netherlands Partnership:

We have audited the accompanying consolidated balance sheets of MaraLou Netherlands Partnership and subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MaraLou Netherlands Partnership and subsidiary as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in note 4 to the consolidated financial statements, the Partnership adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" in 1993.


                               /s/ KPMG Peat Marwick LLP

                               KPMG Peat Marwick LLP

Houston, Texas
February 8, 1995

                              MARALOU NETHERLANDS PARTNERSHIP

                                Consolidated Balance Sheets

                                December 31, 1994 and 1993
                                (Expressed in U.S. Dollars)
ASSETS                                                      1994              1993
Current assets:
  Cash and cash equivalents                            $   4,120,901     $  11,476,689
  Accounts receivable                                     15,596,130        12,538,332
  Accounts receivable - net profits                          385,371           327,160
  Income tax receivable                                    3,708,460         3,553,873
  Materials and supplies                                     197,812             6,910
  Other current assets                                         6,606            51,913
    Total current assets                                  24,015,280        27,954,877

Long-term receivable                                       5,774,218         5,619,856

Property, plant and equipment, at cost, based on
the successful efforts method of accounting for
oil and gas properties                                   370,624,832       349,664,531

  Less accumulated depletion, amortization
    and depreciation                                     201,248,670       184,677,406

      Net property, plant and equipment                  169,376,162       164,987,125

Deferred charges                                             182,991           249,523

                                                       $ 199,348,651     $ 198,811,381

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliated companies              $      63,109     $      63,960
  Accrued liabilities                                     11,188,175         8,912,609
  Amounts due to operator of joint venture                 1,315,712         3,667,149
  Government royalties payable                             1,387,035         1,408,245
  Income taxes payable                                     1,893,523        16,170,883
    Total current liabilities                             15,847,554        30,222,846

Long-term debt                                            96,000,000        87,800,000
Deferred income taxes                                     28,725,590        18,772,886
Deferred liability - platform abandonment                 21,011,173        20,432,039
Minority interest                                          2,263,549         2,229,013

Partners' capital:
  Marathon Petroleum Netherlands, Ltd.                    10,748,498        12,675,404
  LL&E (Netherlands), Inc.                                10,748,498        12,675,404
  Foreign currency translation adjustment                 14,003,789        14,003,789
    Total partners' capital                               35,500,785        39,354,597

                                                       $ 199,348,651     $ 198,811,381

See accompanying notes to consolidated financial statements.
/TABLE

                              MARALOU NETHERLANDS PARTNERSHIP

                             Consolidated Statements of Income

                       Years Ended December 31, 1994, 1993 and 1992
                                (Expressed in U.S. Dollars)

                                               1994           1993            1992
Revenues:
  Sales                                   $  68,663,916  $  61,152,082   $  82,902,883
  Interest income                             1,259,380      4,465,502       2,722,500

    Total revenues                           69,923,296     65,617,584      85,625,383

Costs and expenses:
  Costs and operating expenses               11,079,073     12,349,387      17,514,115
  Exploration expenses, including dry
    hole costs                                4,344,427      3,336,263       3,981,650
  Depletion, amortization and
    depreciation                             16,571,265     14,100,833      15,424,731
  General and administrative expenses         5,691,285      4,950,135       5,522,838
  Royalty expense                               996,651        960,585       2,419,101
  Net profits interest                           96,232        336,356       1,202,888
  Interest expense                            5,467,221      7,222,385       7,983,685
  Foreign exchange loss/(gain)                  543,705       (763,957)        (53,951)
  Reimbursement of exploration costs,
    including interest                                -              -         263,056

    Total costs and expenses                 44,789,859     42,491,987      54,258,113

Income before income taxes                   25,133,437     23,125,597      31,367,270

Provision for income taxes                   16,940,713     12,192,472      17,524,381

Income after income taxes                     8,192,724     10,933,125      13,842,889
Minority interest                             1,126,536        797,688       1,665,693

Income before cumulative effect of
  change in accounting principle              7,066,188     10,135,437      12,177,196

Cumulative effect of change in
  accounting principle for income
  taxes                                               -      6,003,589               -

Net income                                $   7,066,188  $   4,131,848   $  12,177,196


See accompanying notes to consolidated financial statements.

                              MARALOU NETHERLANDS PARTNERSHIP

                       Consolidated Statements of Partners' Capital

                       Years Ended December 31, 1994, 1993 and 1992
                                (Expressed in U.S. Dollars)

                                   Marathon
                                  Petroleum              L.L.&E.
                              Netherlands, Inc.   (Netherlands), Inc.         Total
Capital, January 1, 1994         $12,675,404          $12,675,404          $25,350,808
Net income                         3,533,094            3,533,094            7,066,188
Distribution to Partners          (5,460,000)          (5,460,000)         (10,920,000)

Capital before adjustments       $10,748,498          $10,748,498           21,496,996

Foreign currency translation
  adjustment                                                                14,003,789

Capital, December 31, 1994                                                 $35,500,785


                                   Marathon
                                  Petroleum              L.L.&E.
                              Netherlands, Inc.   (Netherlands), Inc.        Total
Capital, January 1, 1993         $19,709,480          $19,709,480          $39,418,960
Net income                         2,065,924            2,065,924            4,131,848
Distribution to Partners          (9,100,000)          (9,100,000)         (18,200,000)

Capital before adjustments       $12,675,404          $12,675,404          $25,350,808

Foreign currency translation
  adjustment                                                                14,003,789

Capital, December 31, 1993                                                 $39,354,597











                                                                (Continued)

                              MARALOU NETHERLANDS PARTNERSHIP

                Consolidated Statements of Partners' Capital  (Continued)

                       Years Ended December 31, 1994, 1993 and 1992
                                (Expressed in U.S. Dollars)


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


See accompanying notes to consolidated financial statements.
/TABLE

                              MARALOU NETHERLANDS PARTNERSHIP

                           Consolidated Statements of Cash Flows

                       Years Ended December 31, 1994, 1993 and 1992
                                (Expressed in U.S. Dollars)

                                                 1994           1993          1992
Cash flows from operating activities:
  Net income accruing to MaraLou partners   $   7,066,188 $  4,131,848   $ 12,177,196
  Net (loss)/income accruing to minority
    shareholders, net of cash distributions        34,536   (1,022,312)       295,694
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depletion, amortization, depreciation
      and abandonment                          16,571,265   14,100,833     16,280,290
    Dry hole costs                              3,860,175    1,892,456      2,523,479
    Deferred income taxes                       9,021,323   (7,951,542)     2,511,807
    Exchange loss (gain)                          374,213     (175,868)      (127,738)
    Interest on EBN repayment                     281,812      665,428      1,076,991
    Cumulative effect of change in accounting
      principle                                         -    6,003,589              -
    Decrease (increase) in accounts
      receivable                               (2,041,325)   2,175,071        943,544
    Increase in accounts receivable - net
      profits                                     (19,222)    (326,001)             -
    Decrease (increase) in materials and
      supplies                                   (190,902)         (65)            69
    Decrease (increase) in other current
      assets                                      206,155     (161,390)      (380,539)
    Decrease (increase) in deferred charges        64,096       18,201       (240,457)
    (Decrease) increase in accounts
      payable-affiliates                           (3,255)      (6,535)         5,077
    (Decrease) increase in accounts
      payable-net profits                               -     (228,091)        20,517
    Increase (decrease) in accrued
      liabilities                               1,483,332      677,612       (123,115)
    Increase (decrease) in amounts due to
      operator of joint venture                (2,558,160)   4,676,131     (2,462,784)
    (Decrease) increase in government
      royalties payable                          (131,600)    (865,267)      (869,050)
    (Decrease) increase in income taxes
      payable                                 (15,179,834)   8,415,273     (3,489,638)
         Net cash provided by operating
           activities                       $  18,838,797 $ 32,019,371   $ 28,141,343

Cash flows from investing activities:
    Capital expenditures                    $ (24,241,343)$ (9,973,617)  $(20,034,768)
      Net cash used in investing activities   (24,241,343)  (9,973,617)   (20,034,768)


                                                                (Continued)

                              MARALOU NETHERLANDS PARTNERSHIP

                    Consolidated Statements of Cash Flows  (Continued)

                       Years Ended December 31, 1994, 1993 and 1992
                                (Expressed in U.S. Dollars)

                                                 1994           1993          1992
Cash flows from financing activities:
    Borrowing under revolving credit
      agreement                             $  8,200,000  $          -   $          -
    Repayments under revolving credit
      agreement                                        -   (10,000,000)    (6,000,000)
    Reduction of note receivable by minority
      shareholders in CLAM                             -             -      5,629,000
    Cash distribution to partners            (10,920,000)  (18,200,000)   (13,700,000)
      Net cash used in financing activities   (2,720,000)  (28,200,000)   (14,071,000)

Effect of exchange rate on cash                  766,758      (854,829)     1,010,031
Net decrease in cash and cash equivalents     (7,355,788)   (7,009,075)    (4,954,394)

Cash and cash equivalents at beginning of
  year                                      $ 11,476,689  $ 18,485,764   $ 23,440,158
Cash and cash equivalents at end of year    $  4,120,901  $ 11,476,689   $ 18,485,764

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                $  4,487,259  $  5,543,844   $  5,224,193
    Foreign taxes                             23,621,088    13,746,175     17,125,660
    Federal taxes                               (518,116)   (1,155,157)     2,345,247

Supplemental schedule of noncash investing and financing activities:
  Long-term receivable for EBN
    reimbursement                           $    154,362  $   (321,870)  $  1,327,240
  Accrued liability established for
    repayment to EBN                            (732,141)     (191,527)    (2,334,052)


See accompanying notes to consolidated financial statements.

                        MARALOU NETHERLANDS PARTNERSHIP

                  Notes to Consolidated Financial Statements

                       December 31, 1994, 1993 and 1992

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

      On December 6, 1991 an agreement was concluded whereby LL&E Netherlands Petroleum Company, an affiliated company to LL&E Netherlands - both of which are wholly owned subsidiaries of The Louisiana Land and Exploration Company, contributed Netherlands North Sea license interests and other assets valued at $11,629,000 for five hundred newly issued shares of CLAM stock. For financial reporting purposes, the contribution made by LL&E Netherlands Petroleum Company in excess of its calculated minority interest is reflected in Partners' capital as an addition to the LL&E Netherlands capital balance. MaraLou made a cash contribution of $11,629,000 for an additional five hundred newly issued shares of CLAM stock. The contributed cash is to be used to develop the North Sea license interest contributed by LL&E Netherlands Petroleum Company. MaraLou subsequently sold all of its newly issued shares of CLAM stock to Marathon Netherlands, a partner in MaraLou, which purchased the shares with a note valued at $11,629,000, on which $6,000,000 was paid in 1991 and
      $6,000,000, inclusive of interest, was paid in 1992. These newly issued shares of CLAM stock have been pledged as security for MaraLou and CLAM's revolving credit agreement (see Note 6).

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

      Cash equivalents:
      Cash equivalents of $-0-, $11,133,745 and $18,721,023 at
      December 31, 1994, 1993 and 1992, respectively, consist of Eurodollar and Euroguilder investments. For purposes of the statements of cash flows, MaraLou considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

      Joint venture agreements:
      CLAM, together with unrelated parties, has interests in certain prospecting and production licenses and related operating agreements which provide for the joint conduct of seismic, geological, exploration and development activities on the continental shelf of The Netherlands. The accompanying financial statements include CLAM's share of operations as reported to it by the operator of the joint venture. The amounts reported by the operator of the joint venture are subject to an annual audit by the non-operators. The audit for the year 1993 has been conducted with the non-operators awaiting the operator's initial response to the audit report.

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

      Depletion, amortization and depreciation:
      Depletion is provided under the unit-of-production method based upon estimates of proved-developed reserves. Depreciation is based on estimated useful life. Reserve determinations are management's best estimates and generally are related to economic and operating conditions. Depletion and depreciation rates are adjusted for future estimated salvage values.

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

2.    Related party transactions

      CLAM transactions with related parties consisted of charges for geological, geophysical and administrative services rendered by an affiliate under two service contracts and administrative services rendered by another affilate. Such charges were approximately $2,183,002, $2,512,536 and $2,530,608 for 1994, 1993 and 1992, respectively. Salaries and related social charges included therein amounted to $1,449,062, $1,685,046 and $1,858,876 for 1994, 1993 and 1992,
      respectively.

      MaraLou transactions with related parties consisted of charges for administrative services rendered by an affiliate amounting to $59,880, $55,800 and $58,200 in 1994, 1993 and 1992,
      respectively.

3.    Property, plant and equipment

      Changes in property, plant and equipment for the years ended December 31, 1994, 1993 and 1992 are as follows (in thousands of U.S. dollars):

<CATION>
                                   Balance       Additions      Dry Hole     Balance
                                   12/31/93    (Reductions)      Costs       12/31/94
     Concession                   $   11,678   $     (3,403)   $        -   $    8,275
     Wells and platforms             262,139         18,689             -      280,828
     Incomplete construction           3,278          2,448             -        5,726
     Uncompleted wells                17,640         (1,482)          122       16,280
     Pipelines                        48,439          3,431             -       51,870
     Gas processing facilities         5,374          1,145             -        6,519
     Furniture and fixtures            1,116             11             -        1,127

                                  $  349,664    $    20,839    $      122   $  370,625

     Depletion and amortization   $  183,645    $    16,499    $        -   $  200,144
     Depreciation-furniture and
       fixtures                        1,032             73             -        1,105

                                  $  184,677    $    16,572    $        -   $  201,249

     Net property, plant
       and equipment              $  164,987                                $  169,376

                                   Balance       Additions      Dry Hole     Balance
                                   12/31/92    (Reductions)      Costs       12/31/93
     Concession                   $   12,231   $       (553)   $        -   $   11,678
     Well and platforms              246,086         16,053             -      262,139
     Incomplete construction          11,985         (8,707)            -        3,278
     Uncompleted wells                17,245          1,720        (1,325)      17,640
     Pipelines                        48,403             36             -       48,439
     Gas processing facilities         3,952          1,422             -        5,374
     Furniture and fixtures            1,113              3             -        1,116

                                  $  341,015   $      9,974    $   (1,325)  $  349,664

     Depletion and amortization   $  169,631   $     14,014    $        -   $  183,645
     Depreciation-furniture and
       fixtures                          945             87             -        1,032

                                  $  170,576    $    14,101    $        -   $  184,677

     Net property, plant
       and equipment              $  170,439                                $  164,987


                                   Balance       Additions      Dry Hole     Balance
                                   12/31/91    (Reductions)      Costs       12/31/92
     Concession                   $   12,231   $          -    $        -   $   12,231
     Wells and platforms             233,339         12,747             -      246,086
     Incomplete construction          15,039         (3,054)            -       11,985
     Uncompleted wells                15,228          4,540        (2,523)      17,245
     Pipelines                        42,847          5,556             -       48,403
     Gas processing facilities         3,751            201             -        3,952
     Furniture and fixtures            1,070             43             -        1,113

                                  $  323,505    $    20,033    $   (2,523)  $  341,015

     Depletion and amortization   $  154,292    $    15,339    $        -   $  169,631
     Depreciation-furniture and
       fixtures                          860             85             -          945

                                  $  155,152    $    15,424    $        -   $  170,576

     Net property, plant
       and equipment              $  168,353                                $  170,439

4.    Federal and foreign income taxes

      MaraLou is a partnership and, therefore, does not pay income taxes. Since CLAM (wholly owned by MaraLou) is a corporation, income taxes included in the accompanying consolidated financial statements have been determined utilizing applicable domestic and foreign tax rates.

      The FASB has issued Statement of Financial Accounting Standard
      (SFAS) No. 109, "Accounting for Income Taxes" which superseded SFAS No. 96, "Accounting for Income Taxes."

      SFAS 109 was adopted on January 1, 1993 and requires a change from the deferred method of accounting for income taxes to the asset and liability method. Under the new method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to those years in which the temporary differences between financial statement carrying amounts and tax bases are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period when the change is enacted.

      Dutch investment incentive premiums (WIR) are credited to foreign income tax in the year in which they are claimed.
      CLAM incurred WIR premium expense of $301,355, $60,331 and $371,771 in 1994, 1993 and 1992, respectively.

      Details of federal and foreign income taxes (in thousands of U.S. dollars) are as follows:

                                                            1994       1993      1992
     Current tax expense:
       Federal                                           $  (860)   $ (2,471)  $ 1,063
       Foreign                                             8,779      22,615    13,950
     Deferred tax expense (benefit):
       Federal                                             2,673      (2,544)   (2,800)
       Foreign                                             6,349      (5,408)    5,311

     Total provision for income taxes                    $16,941    $ 12,192   $17,524

      Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% for 1994 and 1993 and 34% for 1992, respectively, to income before income taxes of CLAM as a result of the following (in thousands of U.S. dollars):

                                                            1994       1993      1992
     Computed "expected" tax expense                     $ 10,267   $  9,440   $12,188
     Increase (reduction) in income taxes
       resulting from:
         Foreign tax greater than federal
           income tax                                       4,178    (10,024)    2,668
         Increase in deferred tax valuation
            allowance                                       2,852     12,152     2,328
         Other                                               (356)       624       340

     Provision for income taxes                          $ 16,941   $ 12,192   $17,524

      Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1994 and 1993 relate to the following (in thousands of U.S. dollars):

     U.S. - Deferred                                                  1994       1993
     Deferred Tax Assets:
       Foreign tax credit carryover                                 $     -    $  3,805
       Benefit for foreign deferred taxes                            13,415       6,199
       Abandonment accrual                                            7,354       7,151
       Valuation allowance                                          (14,281)     (8,860)

         Total deferred tax assets                                  $ 6,488    $  8,295

     Deferred Tax Liabilities:
       Property, plant and equipment differences
         in depreciation and amortization                           $21,798    $ 20,932

         Total deferred tax liabilities                             $21,798    $ 20,932

     Total U.S. - deferred                                          $15,310    $ 12,637

     Foreign State Profit Share - Deferred                            1994       1993
     Deferred Tax Assets:
       Abandonment accrual                                          $ 2,809    $  4,769
       Morgan loan currency revaluation                                 270       5,287
       Valuation allowance                                             (723)     (3,292)

         Total deferred tax assets                                  $ 2,356    $  6,764

     Deferred Tax Liabilities:
       Property, plant and equipment differences
         in depreciation and amortization                           $15,771    $ 12,899

         Total deferred tax liabilities                             $15,771    $ 12,899

     Total Foreign State Profit Share - deferred                    $13,415    $  6,135

      The Company's 1994 and 1993 current tax liability was determined on a regular tax basis. A minimum tax carryforward of $339,175 remains at December 31, 1994.

5.    CLAM foreign currency translation adjustment

      As of January 1, 1983 CLAM adopted Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" (SFAS No. 52), under which the functional currency is deemed to be the Dutch guilder. Effective January 1, 1987 CLAM changed its functional currency from the Dutch guilder to the U.S. dollar. The change was precipitated by the significant effect on CLAM's operation of a new dollar-driven gas sales contract which was effective January 1, 1987 and the Tax Reform Act of 1986. In accordance with SFAS No 52, there is no restatement of prior years' financial statements and the translated amounts for nonmonetary assets as of December 31, 1986 have become the accounting basis for those assets in the year of the change.

6.    Debt

      On July 25, 1985 MaraLou and CLAM entered into a revolving credit agreement, which was amended and restated as of June 19, 1992, with a syndicate of major international banks to fund the purchase by MaraLou of CLAM shares previously owned by Netherlands-Cities Service, Inc. and to provide working capital for CLAM. The banks' total commitment as of December 31, 1994 and December 31, 1993 was $110,000,000.
      Interest is paid, at the borrower's option, based on the prime rate, the London Interbank Offered Rate (LIBOR), or an adjusted CD rate. A contractual margin is added to LIBOR and CD based borrowings. The all-in interest rates for CLAM for December 31, 1994 and December 31, 1993 were 6.9375% and 3.9375%, respectively. During the revolving credit period, the borrowers are obligated to pay a commitment fee of 1/4% on the unused committed portion of the facility. All of the CLAM common stock held by MaraLou has been pledged as security for the facility. In addition, under certain circumstances MaraLou can exercise an option to purchase the shares held by LL&E Netherlands Petroleum Company and Marathon Petroleum Netherlands, Ltd. for a nominal amount. The option agreement has been assigned to the banks as security for the facility.

      The credit agreement permits CLAM and MaraLou to incur total debt up to an agreed borrowing base which at December 31, 1994 and December 31, 1993 was $132,000,000 and $145,000,000. The
      agreement provides that the borrowing base is reduced periodically over the term of the facilty which is currently scheduled to expire on December 31, 2000. The borrowing base and the scheduled reductions may be adjusted based on a redetermination of the net present value of the projections of certain cash flows included in an Engineering Report prepared by petroleum engineers.

      The outstanding balances for MaraLou and CLAM, respectively, were $-0- and $96,000,000, at December 31, 1994 of which $-0-
      was due within one year. The outstanding balances for MaraLou and CLAM, respectively, were $-0- and $87,800,000 at December 31, 1993. At December 31, 1994, the required reductions to the borrowing base in each of the next five years are $-0- in 1995, $-0- in 1996, $8,000,000 in 1997,
      $29,000,000 in 1998, $30,000,000 in 1999 and $29,000,000 in
      2000.

      CLAM has an unsecured combined short-term loan and overdraft facility of Dfl. 80,000,000 ($46,101,539 at year-end exchange rate). On December 31, 1994 and December 31, 1993 the outstanding balances relating to this facility were $-0-. Interest rates are determined at the time borrowings are made.

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

      In 1992, the Area Management Committee agreed to freeze each participant's interest through 1994, at the level agreed upon in 1992. However, in 1994 new entitlements were agreed upon, effective January 1, 1994. CLAM made a cash payment of $15,382,204 to equalize past investment. New entitlement estimates will be agreed upon in 1995.

8.    Reserves of oil and gas (unaudited)

      CLAM's share of proven gas reserves at January 1, 1995 and 1994 are 261,990 MMCF and 317,737 MMCF, respectively.

9.    Major customer

      CLAM has one major customer from which it derives 97% of its sales revenue. CLAM was required under its production license to offer its production first to this customer, which is partially owned by The Netherlands government. Production is sold to this customer under five contracts representing various partnership interests and gas qualities.

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

11.   Issuance of production licenses

      In March 1990, a production license was granted by the Minister of Economics Affairs of the Netherlands covering the L12a and L12b/L15b blocks. As a result, the Dutch Government, through Energie Beheer Nederland (EBN) (a Dutch company wholly owned by the Dutch Government) exercised its option to participate 40% in the L12a block and 50% in the L12b/L15b block. CLAM was subsequently reimbursed $10,628,572 during 1990, all of which was included in income because there were costs associated with these blocks which had been written-off in prior years. Components of the reimbursement were:

      Exploration well cost (previously
        written off as dry wells)              $ 5,595,076

      Exploration administrative expense         1,818,220

      Interest                                   3,215,276

            Total reimbursement                $10,628,572

      In 1991, it was determined that the portion of the above noted reimbursement allocable to trapping unit L12-FC, within blocks L12b/L15b, would be refunded to EBN as production on this trapping unit is not expected to commence within the 48-month requirement stipulated by the contractual agreement with EBN (the Agreement). The refundable amount, which CLAM expected to repay in 1994, was recorded as a long-term receivable of $3.6 million, interest expense of $1.5 million and an accrued liability of $5.1 million. The Agreement calls for EBN to reimburse the funds to CLAM net of interest upon first production from trapping unit L12-FC, which is expected to occur in 1997.

      In 1992, it was determined that the portion of the above noted reimbursement allocable to trapping units L12-FA and L12-FB, within blocks L12a and L12b/L15b, would be refunded to EBN as production on these trapping units are not expected to commence within the 48-month requirement stipulated by the Agreement. The refundable amount for L12-FA and L12-FB, which CLAM expected to repay in 1994, was recorded as a long-term receivable of $0.5 and $1.6 million, respectively, interest expense $0.2 million and $0.6 million, respectively and an accrued liability of $0.7 million and $2.2 million, respectively. The Agreement calls for EBN to reimburse the respective funds to CLAM net of interest upon first production from trapping units L12-FA and L12-FB, which is expected to occur in 2000 and 1998, respectively.

      In 1994, the contractual agreement with EBN (the Agreement) was renegotiated with the result being that the refundable amounts for the L12-FB and L12-FC trapping units will have to be repaid by December 31, 1999 unless production has commenced prior to this date. Additionally, it was agreed there is no repayment obligation for the L12-FA trapping unit, and resulting in a reversal of the associated long-term receivable, interest expense and accrued liability.

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

      Long-Term Receivable

      - The estimated fair value of the Company's long-term receivable is as follows (in thousands of U.S. dollars):

                                              At December 31, 1994
                                             Carrying     Estimated
                                              Amount      Fair Value
                Long-term receivable          $5,774       $3,631

            The fair value of the long-term receivable was based on discounted cash flows.


      Long-Term Debt Due to Banks

      - The carrying amount approximates fair value because of the variable rate of interest associated with this debt.

      Derivatives

      -     MaraLou has no derivative financial instruments.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.


                                   PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information relating to directors of the Registrant will be contained in the definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 11, 1995, which the Registrant will file pursuant to Regulation 14A not later than 120 days after December 31, 1994, and such information is incorporated herein by reference in accordance with General Instruction G(3) of Form 10-K. Information relating to executive officers of the Registrant appears at page 25 of this Annual Report on Form 10-K.


ITEM 11.     EXECUTIVE COMPENSATION.

      Information relating to the compensation of the Registrant's executive officers and directors will be contained in the definitive Proxy Statement referred to above in Item 10. -
"Directors and Executive Officers of the Registrant," and such information is incorporated herein by reference in accordance with General Instruction G(3) of Form 10-K.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.

      Information relating to beneficial ownership of securities will be contained in the definitive Proxy Statement referred to above in Item 10. - "Directors and Executive Officers of the
Registrant," and such information is incorporated herein by reference in accordance with General Instruction G(3) of Form 10-K.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information relating to transactions with management and others and certain business relationships regarding directors will be contained in the definitive Proxy Statement referred to above in
Item 10. - "Directors and Executive Officers of the Registrant," and such information is incorporated herein by reference in accordance with General Instruction G(3) of Form 10-K.

                                    PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORMS 8-K.

             (a)(1)     Financial Statements - the information
                        required hereunder is included in Item 8. -
                        "Financial Statements and Supplementary Data."

             (a)(2) Financial Statement Schedules - all financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

             (a)(3) Index to Exhibits - the information required hereunder is included herein.

             (b) Reports on Form 8-K - no reports on Form 8-K were filed during the quarter ended December 31, 1994.

                  THE LOUISIANA LAND AND EXPLORATION COMPANY
                               AND SUBSIDIARIES

                               Index to Exhibits



The following Exhibits have been filed with the Securities and Exchange Commission:

Exhibit 3(a) Certificate of Incorporation (Incorporated by reference to Exhibit 1-3(a) to the Registrant's Registration Statement No. 2-45541 on Form S-1.); Articles Supplementary pursuant to Section 3-603(d)(4) of the Maryland General Corporation Law (Incorporated by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1983 - Commission File No. 1-959.); Articles of Amendment of Charter dated May 30, 1985 (Incorporated by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1985 - Commission File No. 1-959.); Articles of Amendment of Charter dated May 12, 1988 (Incorporated by reference to Exhibit 3(c) to the Registrant's Form 8 dated April 24, 1989 - Commission File No. 1-959.).

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

Exhibit 4(b)      Indenture dated as of June  15, 1992 among the
                  Registrant and Texas Commerce Bank National
                  Association (as Trustee) - (Incorporated by reference to Exhibit 4.1 to the Registrant's
                  Registration Statement No. 33-50991 on Form S-3, as amended.).

Exhibit 10(a)     Form of Termination Agreement with Senior
                  Management Personnel (Incorporated by reference to Exhibit 10(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1982 - Commission File No. 1-959.).


                                                       (continued)

                  THE LOUISIANA LAND AND EXPLORATION COMPANY
                               AND SUBSIDIARIES

                               Index to Exhibits



Exhibit 10(b) The Louisiana Land and Exploration Company 1982 Stock Option Plan as adopted (Incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement dated March 26, 1982.) and the amendment thereto dated December 8, 1982 (Incorporated by reference to Exhibit 10(c) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1982 - Commission File No. 1-959.).

Exhibit 10(c)     The Louisiana Land and Exploration Company 1988
                  Long-Term Stock Incentive Plan as amended
                  (Incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement dated March 22, 1993.).

Exhibit 10(d)     Deferred Compensation Plan for Directors
                  (Incorporated by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1982 - Commission File No. 1-959.).

Exhibit 10(e)     Pension Agreement dated December 27, 1994.

Exhibit 10(f) The Louisiana Land and Exploration Company 1990 Stock Option Plan for Non-Employee Directors as adopted (Incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement dated March 26, 1990.).

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

                                                       (continued)

                  THE LOUISIANA LAND AND EXPLORATION COMPANY
                               AND SUBSIDIARIES

                               Index to Exhibits



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

Exhibit 10(l) Amended and Restated Credit Agreement dated as of August 19, 1994 (the Credit Agreement) among the Registrant, the Banks listed therein, Morgan Guaranty Trust Company of New York, as Agent, and Texas Commerce Bank National Association and NationsBank of Texas, N.A., as Co-Agents.

Exhibit 10(m) Amendment No. 1 to the Credit Agreement dated as of January 23, 1995 among the Registrant, the Banks listed on the signature pages thereof and Morgan Guaranty Trust Company of New York, as Agent.

Exhibit 11        Computation of Primary and Fully Diluted Earnings
                  (Loss) Per Share.

Exhibit 21        Subsidiaries of the Registrant.

Exhibit 23        Consent of Experts.

Exhibit 24        Powers of Attorney.

Exhibit 27        Financial Data Schedule.

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

                                     THE LOUISIANA LAND AND EXPLORATION
                                    COMPANY
                                      (Registrant)


Date:  March 9, 1995            By   /s/ Frederick J. Plaeger, II
                                    __________________________________
                                    Frederick J. Plaeger, II
                                    General Counsel and Corporate
                                    Secretary


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 9, 1995             *H. Leighton Steward
                                 _____________________________________
                                 H. Leighton Steward
                                 Director, Chairman of the Board,
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


Date:  March 9, 1995             *Leland C. Adams
                                 _____________________________________
                                 Leland C. Adams
                                 Director


Date:  March 9, 1995             *Richard A. Bachmann
                                 _____________________________________
                                 Richard A. Bachmann
                                 Director, Executive Vice President,
                                 Finance and Administration
                                 (Principal Financial Officer)


Date:  March 9, 1995             *John F. Greene
                                 _____________________________________
                                 John F. Greene
                                 Director, Executive Vice President,
                                 Exploration and Production


Date:  March 9, 1995             *Eamon M. Kelly
                                 _____________________________________
                                 Eamon M. Kelly
                                 Director

Date:  March 9, 1995             *Kenneth W. Orce
                                 _____________________________________
                                 Kenneth W. Orce
                                 Director

Date:  March 9, 1995             *Victor A. Rice
                                 _____________________________________
                                 Victor A. Rice
                                 Director

Date:  March 9, 1995             *Orin R. Smith
                                 _____________________________________
                                 Orin R. Smith
                                 Director


Date:  March 9, 1995             *Arthur R. Taylor
                                 _____________________________________
                                 Arthur R. Taylor
                                 Director


Date:  March 9, 1995             *W. R. Timken, Jr.
                                 _____________________________________
                                 W. R. Timken, Jr.
                                 Director


Date:  March 9, 1995             *Carlisle A.H. Trost
                                 _____________________________________
                                 Carlisle A.H. Trost
                                 Director


Date:  March 9, 1995             *E. L. Williamson
                                 _____________________________________
                                 E. L. Williamson
                                 Director


Date:  March 9, 1995             *Jerry D. Carlisle
                                 _____________________________________
                                 Jerry D. Carlisle
                                 Vice President and Controller
                                 (Principal Accounting Officer)




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

                          __________________________


                                   FORM 10-K


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994


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














________________________________________________________________
________________________________________________________________

                  THE LOUISIANA LAND AND EXPLORATION COMPANY
                               AND SUBSIDIARIES

                               Index to Exhibits
                                (Item 14(a)(3))


The following Exhibits have been filed with the Securities and Exchange Commission:

Exhibit 3(a) Certificate of Incorporation (Incorporated by reference to Exhibit 1-3(a) to the Registrant's Registration Statement No. 2-45541 on Form S-1.); Articles Supplementary pursuant to Section 3-603(d)(4) of the Maryland General Corporation Law (Incorporated by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1983 - Commission File No. 1-959.); Articles of Amendment of Charter dated May 30, 1985 (Incorporated by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1985 - Commission File No. 1-959.); Articles of Amendment of Charter dated May 12, 1988 (Incorporated by reference to Exhibit 3(c) to the Registrant's Form 8 dated April 24, 1989 - Commission File No. 1-959.).

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

Exhibit 4(b)      Indenture dated as of June  15, 1992 among the
                  Registrant and Texas Commerce Bank National
                  Association (as Trustee) - (Incorporated by reference to Exhibit 4.1 to the Registrant's
                  Registration Statement No. 33-50991 on Form S-3, as amended.).

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


                                                       (continued)

                  THE LOUISIANA LAND AND EXPLORATION COMPANY
                               AND SUBSIDIARIES

                         Index to Exhibits (continued)
                                (Item 14(a)(3))


Exhibit 10(b) The Louisiana Land and Exploration Company 1982 Stock Option Plan as adopted (Incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement dated March 26, 1982.) and the amendment thereto dated December 8, 1982 (Incorporated by reference to Exhibit 10(c) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1982 - Commission File No. 1-959.).

Exhibit 10(c)     The Louisiana Land and Exploration Company 1988
                  Long-Term Stock Incentive Plan as amended
                  (Incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement dated March 22, 1993.).

Exhibit 10(d)     Deferred Compensation Plan for Directors
                  (Incorporated by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1982 - Commission File No. 1-959.).

Exhibit 10(e)     Pension Agreement dated December 27, 1994.

Exhibit 10(f) The Louisiana Land and Exploration Company 1990 Stock Option Plan for Non-Employee Directors as adopted (Incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement dated March 26, 1990.).

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

Exhibit 10(l) Amended and Restated Credit Agreement dated as of August 19, 1994 (the Credit Agreement) among the Registrant, the Banks listed therein, Morgan Guaranty Trust Company of New York, as Agent, and Texas Commerce Bank National Association and NationsBank of Texas, N.A., as Co-Agents.

Exhibit 10(m) Amendment No. 1 to the Credit Agreement dated as of January 23, 1995 among the Registrant, the Banks listed on the signature pages thereof and Morgan Guaranty Trust Company of New York, as Agent.

Exhibit 11        Computation of Primary and Fully Diluted Earnings
                  (Loss) Per Share.

Exhibit 21        Subsidiaries of the Registrant.

Exhibit 23        Consent of Experts.

Exhibit 24        Powers of Attorney.

Exhibit 27        Financial Data Schedule.

Certain debt instruments have not been filed. The Company agrees to furnish a copy of such agreement(s) to the Commission upon request.