Form 10-Q
period 1995-03-31
LOUISIANA LAND & EXPLORATION CO
filed 1995-05-12
CIK 60512

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D. C.  20549

                                          FORM 10-Q

(Mark One)
  X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended MARCH 31, 1995

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

                                                     Outstanding at
          Class                                         May 1, 1995
CAPITAL STOCK, $.15 PAR VALUE                     33,414,202 SHARES

                         THE LOUISIANA LAND AND EXPLORATION COMPANY

                                            INDEX


                                                           Page
                                                           Number
_________________________________________________________________

PART  I.       FINANCIAL INFORMATION:

   Item 1.   Financial Statements:

         (The March 31, 1995 and 1994 consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors, in accordance with established professional standards and procedures for such a review. The report of KPMG Peat Marwick LLP commenting upon their review is included herein.)

         Consolidated Balance Sheets - March 31, 1995 and
               December 31, 1994.............................        3

         Consolidated Statements of Earnings - three months
               ended March 31, 1995 and 1994.................        4

         Consolidated Statements of Cash Flows - three months
               ended March 31, 1995 and 1994.................        5

         Notes to Consolidated Financial Statements........      6-7

         Independent Auditors' Report......................        8

   Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations...............................     9-10

   Petroleum Segment Information.........................       11

   Operating Data........................................    12-13


PART II.       OTHER INFORMATION:

   Item 4.   Submission of Matters to a Vote of Security
                     Holders..................................       14

   Item 6.   Exhibits and Reports on Form 8-K............       14

                               Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.


                         THE LOUISIANA LAND AND EXPLORATION COMPANY

                                 CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)
<CAPTION)
                                    (Millions of dollars)

                                                                       March 31,      December 31,
ASSETS                                                                      1995              1994
_____________________________________________________________________________________
CURRENT ASSETS:
Cash, including cash equivalents (March 31,
  1995-$3.5; December 31, 1994-$8.6)                                   $    12.3              12.5
Accounts and notes receivable, principally trade                            97.4             126.4
Income taxes receivable                                                      1.1               1.9
Inventories                                                                 24.4              31.8
Prepaid expenses                                                             6.9               8.9
Deferred income taxes                                                        2.6               2.6
_____________________________________________________________________________________
TOTAL CURRENT ASSETS                                                       144.7             184.1
_____________________________________________________________________________________
Investments in affiliates                                                   25.4              23.4
Property, plant and equipment                                            3,078.8           3,049.9
Less accumulated depletion, depreciation and amortization               (1,844.8)         (1,809.5)
_____________________________________________________________________________________
NET PROPERTY, PLANT AND EQUIPMENT                                        1,234.0           1,240.4
_____________________________________________________________________________________
Other assets                                                                34.5              30.2
_____________________________________________________________________________________
                                                                       $ 1,438.6           1,478.1
_____________________________________________________________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY
_____________________________________________________________________________________
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                      142.4             187.7
Income taxes payable                                                         2.4               2.8
_____________________________________________________________________________________
TOTAL CURRENT LIABILITIES                                                  144.8             190.5
_____________________________________________________________________________________
Deferred income taxes                                                       40.0              40.0
Long-term debt                                                             742.3             739.5
Other liabilities                                                          156.0             155.7
_____________________________________________________________________________________
STOCKHOLDERS' EQUITY:
Capital stock                                                                5.7               5.7
Additional paid-in capital                                                  87.6              87.3
Retained earnings                                                          425.7             424.2
_____________________________________________________________________________________
                                                                           519.0             517.2
Loans to ESOP                                                               (4.4)             (5.2)
Cost of capital stock in treasury                                         (159.1)           (159.6)
_____________________________________________________________________________________
TOTAL STOCKHOLDERS' EQUITY                                                 355.5             352.4
_____________________________________________________________________________________
                                                                       $ 1,438.6           1,478.1
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                              (UNAUDITED)

                                   (Millions, except per share data)
                                                                               Three months ended
                                                                                    March 31,
                                                                                1995         1994
_____________________________________________________________________________________
REVENUES:
Oil and gas                                                                   $109.1          103.8
Refined products                                                                82.2           96.7
Gain on sale of oil and gas properties                                             -            4.7
Other                                                                            1.8            1.5
_____________________________________________________________________________________
                                                                               193.1          206.7
_____________________________________________________________________________________
COSTS AND EXPENSES:
Lease operating and facility expenses                                           29.5           31.8
Refinery cost of sales and operating expenses                                   79.6           94.5
Dry holes and exploratory charges                                               15.2            9.3
Depletion, depreciation and amortization                                        36.9           49.3
Taxes, other than on earnings                                                    6.4            6.7
General, administrative and other expenses                                      10.7           10.1
Interest and debt expenses                                                       9.4            6.1
Reversal of litigation accrual                                                     -          (10.0)
_____________________________________________________________________________________
                                                                               187.7          197.8
_____________________________________________________________________________________
Earnings before income taxes                                                     5.4            8.9
Income tax expense                                                               1.9            2.7
_____________________________________________________________________________________
NET EARNINGS                                                                  $  3.5            6.2
_____________________________________________________________________________________

EARNINGS PER SHARE                                                            $ 0.11           0.19
_____________________________________________________________________________________

AVERAGE SHARES                                                                  33.5           33.3
_____________________________________________________________________________________

CASH DIVIDENDS PER SHARE                                                      $ 0.06           0.25
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                         (Millions of dollars)

                                                                               Three months ended
                                                                                    March 31,
                                                                                1995         1994
_____________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                  $  3.5            6.2
Adjustments to reconcile to cash flows
 from operations:
   Gain on sale of oil and gas properties                                          -           (4.7)
   Depletion, depreciation and amortization                                     36.9           49.3
   Deferred income taxes                                                           -           (3.5)
   Dry holes and impairment charges                                              8.5            4.8
   Other                                                                        (1.6)          (2.3)
_____________________________________________________________________________________
                                                                                47.3           49.8
   Changes in operating assets and liabilities:
     Net decrease in receivables                                                28.2           17.2
     Net decrease in inventories                                                 7.4            1.1
     Net (increase) decrease in prepaid items                                    2.0           (4.3)
     Net decrease in payables                                                  (36.2)         (21.5)
     Other                                                                      (3.0)          (2.4)
_____________________________________________________________________________________
NET CASH FLOWS FROM OPERATING ACTIVITIES                                        45.7           39.9
_____________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                           (52.3)         (51.4)
Proceeds from asset sales                                                        2.7           10.0
Other                                                                           (2.1)         (14.5)
_____________________________________________________________________________________
Net cash flows from investing activities                                       (51.7)         (55.9)
_____________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to long-term debt                                                     12.3          126.0
Repayments of long-term debt                                                    (9.5)        (134.3)
Advances against cash surrender value                                            9.0           34.4
Dividends                                                                       (2.0)          (8.3)
Repayment of loans to ESOP                                                        .8             .7
Other                                                                           (4.8)          (4.9)
_____________________________________________________________________________________
NET CASH FLOWS FROM FINANCING ACTIVITIES                                         5.8           13.6
_____________________________________________________________________________________
DECREASE IN CASH AND CASH EQUIVALENTS                                         $  (.2)          (2.4)
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995, and the results of operations and cash flows for the three-month periods ended March 31, 1995 and 1994. Certain amounts have been reclassified to conform with the current period's presentation.

2. For the three months ended March 31, 1995 and 1994, interest costs incurred were $13.6 million and $11.9 million, respectively, of which $4.2 million and $5.8 million, respectively, were capitalized as part of the cost of property, plant and equipment.

3. Earnings per share are calculated on the weighted average number of shares outstanding during each period for capital stock and, when dilutive, capital stock equivalents, which assumes exercise of stock options.

4. In accordance with Regulation S-X, Rule 3-09, the audited consolidated financial statements of the Company's 50%-owned affiliate, MaraLou Netherlands Partnership (MaraLou) and its wholly-owned consolidated subsidiary, CLAM Petroleum Company (CLAM), were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

      Accordingly, the following unaudited summarized consolidated income statement information for MaraLou and its consolidated subsidiary, CLAM, for the three-month periods ended March 31, 1995 and 1994 are presented in accordance with Regulation S-X, Rule 10-01(b).

                                                                                    (Unaudited)
                                                                                Three months ended
                                                                                     March 31,
                                                                                1995          1994
      _________________________________________________________________________________
      Gross revenues                                                          $ 25.0            16.8
      _________________________________________________________________________________
      Operating profit                                                          12.5            11.6
      _________________________________________________________________________________
      Net earnings (loss)                                                        5.4             3.9
      _________________________________________________________________________________

5. As explained in Note 15 of "Notes to Consolidated Financial Statements" in the Company's 1994 Annual Report to Shareholders, the Company has been notified by the U.S. Environmental Protection Agency that it is one of many Potentially Responsible Parties (PRP) at three National Priorities List sites. Based on its evaluation of the total cleanup costs, its estimate of its potential exposure, and the viability of the other PRP's, the Company believes that any costs ultimately required to be borne by it at these sites will not have a material adverse effect on the results of operations, cash flow or financial position of the Company.

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

                                     INDEPENDENT AUDITORS' REPORT




The Board of Directors
The Louisiana Land and Exploration Company:

We have reviewed the consolidated balance sheet of The Louisiana Land and Exploration Company and subsidiaries as of March 31, 1995, and the related consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Louisiana Land and Exploration Company and subsidiaries as of December 31, 1994, and the related consolidated statements of earnings (loss), stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 3, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                               /KPMG PEAT MARWICK LLP

                                               KPMG PEAT MARWICK LLP

New Orleans, Louisiana
May 12, 1995

Item 2.     Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.


                                         REVIEW OF OPERATIONS

     Pretax earnings totaled $5.4 million in the first quarter of 1995, compared to $8.9 million in the first quarter of 1994 which included nearly $15 million of nonrecurring gains. Excluding the impact of the 1994 nonrecurring gains, operating results improved significantly in the first quarter of 1995 due to higher production volumes, improved crude oil prices, lower operating costs and expenses and improved refinery operating profit. Pretax earnings for the 1994 quarter included a $10 million pretax gain related to the reversal of a litigation accrual and a $4.7 million pretax gain on the sale of oil and gas properties.


                                        OIL AND GAS OPERATIONS

     Revenues from the Company's oil and gas operations were up $5 million from the first quarter of 1994. Liquids revenues were up $22 million due to the effect of higher worldwide crude oil prices ($14 million) and increased crude oil volumes ($5 million). Natural gas revenues, however, were down $15 million as a result of lower domestic deliveries ($2 million) and prices ($18 million). The decline in domestic natural gas revenues was partially offset by higher North Sea natural gas production ($4 million) and prices ($2 million).

     Crude oil volumes were 3500 barrels per day (BPD) higher than first quarter 1994 volumes. North Sea operations were up 7400 BPD primarily due to new wells coming onstream at Brae Field and T-Block. Domestic and other foreign operations were down 2600 BPD and 1300 BPD, respectively, primarily due to natural declines at mature properties.

     Natural gas deliveries were up 26 million cubic feet per day from the prior year first quarter primarily due to the late-1994 initiation of gas sales through the SAGE Pipeline System in the North Sea. Also contributing to the increase in natural gas deliveries were new domestic and North Sea wells onstream and the return to production of domestic wells which were shut-in for repairs and maintenance during the prior year. The domestic increases were offset by the effects of natural declines at mature producing properties, the voluntary curtailment of natural gas deliveries due to low prices, and the sale of certain oil and gas properties since the 1994 quarter.

Item 2.     Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.  (Continued)


     Costs and expenses were reduced during the first quarter of 1995. Lease operating and facility expenses (LOE) were down due to reductions in operating expenses, workover costs, repair charges and facilities expenses. Depletion, depreciation and amortization (DD&A) declined over $12 million as a result of the 1994 write-down of petroleum assets ($13 million) and natural production declines on mature producing properties ($8 million). These reductions in DD&A were partially offset by the DD&A associated with new wells onstream ($9 million). Dry holes and exploratory charges increased due to the write-off of unsuccessful exploratory wells and higher seismic costs incurred. Interest and debt expenses increased due to higher revolving debt and interest rates and lower interest capitalized on qualifying projects.


                                          REFINING OPERATIONS

     Refining operations resulted in a $1.4 million pretax operating profit for the first quarter of 1995, which was up from the $1.1 million reported in the comparable 1994 quarter. The favorable impact of higher product prices ($6 million) and lower crude oil feedstock costs ($13 million) more than offset the effect of lower revenues due to a decline in sales volumes ($18 million).


                                    LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter of 1995, the Company generated approximately $46 million in cash from operations. However, cash and equivalents were essentially unchanged from the December 31, 1994 level primarily as the result of expenditures for capital projects ($52 million) and dividends paid ($2 million). The Company's cash position was supplemented with net increases in long-term debt ($3 million), the proceeds from assets sales ($3 million) and advances against cash surrender values of life insurance policies ($9 million).

     The Company expects to fund its 1995 expenditures, including capital and exploration expenditures of approximately $214 million, primarily from operating cash flows and the proceeds from sales of nonstrategic assets. The Company does not expect to realize any significant losses from these sales. However, the Company expects to supplement its working capital, from time-to-time, through its commercial paper program and its existing revolving credit facility.


NOTE: The accompanying consolidated financial statements and notes thereto included in Item 1. of this Form 10-Q and the petroleum segment information and operating data following this Item 2. are an integral part of this discussion and analysis and should be read in conjunction herewith.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                     PETROLEUM SEGMENT INFORMATION

                                         (Millions of dollars)

                                                                               Three months ended
                                                                                    March 31,
                                                                                1995         1994
_____________________________________________________________________________________
Sales to unaffiliated customers:
  Domestic                                                                    $152.6          187.3
  North Sea                                                                     34.9           12.9
  Other foreign                                                                  3.8            5.0
_____________________________________________________________________________________
                                                                               191.3          205.2
Interest and other income                                                        1.8            1.5
_____________________________________________________________________________________
  Total revenues                                                              $193.1          206.7
_____________________________________________________________________________________

Earnings (loss) before income taxes:
  Operating profit (loss):
    Domestic                                                                    18.7           19.9
    North Sea                                                                   10.4           (1.2)
    Other foreign                                                               (3.7)          (3.2)
_____________________________________________________________________________________
                                                                                25.4           15.5
  Other income (expense), net                                                  (20.0)          (6.6)
_____________________________________________________________________________________
    Earnings before income taxes                                              $  5.4            8.9
_____________________________________________________________________________________

Capital expenditures:
  Exploration:
    Domestic                                                                    11.7           10.8
    North Sea                                                                      -             .4
    Other foreign                                                                3.9            4.5
_____________________________________________________________________________________
                                                                                15.6           15.7
_____________________________________________________________________________________

  Development:
    Domestic                                                                    12.3           17.7
    North Sea                                                                    2.7            3.7
    Other foreign                                                                3.8            2.0
_____________________________________________________________________________________
                                                                                18.8           23.4
_____________________________________________________________________________________
                                                                                34.4           39.1
  Refining and marketing                                                         1.1            2.8
_____________________________________________________________________________________
                                                                                35.5           41.9
  Capitalized interest                                                           4.2            5.8
  Other                                                                          1.5             .7
_____________________________________________________________________________________
                                                                              $ 41.2           48.4
_____________________________________________________________________________________

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                            OPERATING DATA

                                                                               Three months ended
                                                                                    March 31,
                                                                                1995         1994
_____________________________________________________________________________________
OIL AND GAS OPERATIONS1
CRUDE AND CONDENSATE2
Production (thousands of barrels per day):
  Domestic                                                                      21.6           24.2
  North Sea                                                                     17.8           10.4
  Other foreign                                                                  3.1            4.4
_____________________________________________________________________________________
                                                                                42.5           39.0
_____________________________________________________________________________________
Average price received (per barrel):
  Domestic                                                                    $17.88          13.90
  North Sea                                                                    17.27          13.49
  Other foreign                                                                12.94          10.97
  Consolidated                                                                 17.27          13.46
_____________________________________________________________________________________
PLANT PRODUCTS
Production (thousands of barrels per day):
  Domestic                                                                       3.4            2.3
  North Sea                                                                      1.0             .3
_____________________________________________________________________________________
                                                                                 4.4            2.6
_____________________________________________________________________________________
Average price received (per barrel):
  Domestic                                                                    $11.26           8.87
  North Sea                                                                    15.89          11.02
  Consolidated                                                                 12.34           9.10
_____________________________________________________________________________________
NATURAL GAS
Production (millions of cubic feet per day):
  Domestic                                                                     232.8          243.4
  North Sea                                                                     27.4             .2
  Other foreign                                                                  2.4            3.3
  CLAM Petroleum Company                                                        53.6           43.2
_____________________________________________________________________________________
                                                                               316.2          290.1
_____________________________________________________________________________________
Average price received (per MCF):
  Domestic                                                                    $ 1.51           2.38
  North Sea                                                                     2.38           1.69
  Other foreign                                                                  .72           2.02
  CLAM Petroleum Company                                                        2.49           2.11
  Consolidated                                                                  1.75           2.33
_____________________________________________________________________________________

1 Includes the Company's 50% equity interest in its unconsolidated affiliate, CLAM
  Petroleum Company.
2 Before the elimination of intercompany transfers.

                             THE LOUISIANA LAND AND EXPLORATION COMPANY

                                     OPERATING DATA  (CONTINUED)

                                                                              Three months ended
                                                                                   March 31,
(Millions of dollars)                                                          1995         1994
____________________________________________________________________________________
REFINING OPERATIONS
Refining Operating Profit (Loss):
  Revenues:
    Refined products*                                                         $ 90.5         102.5
    Other                                                                          -            .5
____________________________________________________________________________________
                                                                                90.5         103.0
____________________________________________________________________________________
  Cost and expenses:
    Cost of sales*                                                              78.0          91.1
    Operating expenses                                                           9.9           9.2
    Depreciation                                                                  .4            .8
    Taxes, other than income                                                      .8            .8
____________________________________________________________________________________
                                                                                89.1         101.9
____________________________________________________________________________________
                                                                              $  1.4           1.1
____________________________________________________________________________________
*Before the elimination of intercompany
  transfers to the Company's refinery                                         $  8.3           5.8
____________________________________________________________________________________
Sales (thousands of barrels per day)                                            49.5          59.8
____________________________________________________________________________________
Average price received (per barrel)                                           $20.31         19.04
____________________________________________________________________________________

____________________________________________________________________________________
GROSS WELLS DRILLED
Working Interest
Exploratory:
  Oil                                                                              -             1
  Gas                                                                              7             5
  Dry                                                                              1             4
____________________________________________________________________________________
                                                                                   8            10
____________________________________________________________________________________
Development:
  Oil                                                                              2             1
  Gas                                                                              2             1
  Dry                                                                              -             -
____________________________________________________________________________________
                                                                                   4             2
____________________________________________________________________________________
Total working interest                                                            12            12
Royalty Interest                                                                   5             6
____________________________________________________________________________________
Total wells                                                                       17            18
____________________________________________________________________________________
NET WELLS DRILLED
Exploratory:
  Oil                                                                              -            .5
  Gas                                                                            3.3           3.0
  Dry                                                                             .7           2.1
____________________________________________________________________________________
                                                                                 4.0           5.6
____________________________________________________________________________________
Development:
  Oil                                                                             .4            .3
  Gas                                                                             .5            .2
  Dry                                                                              -             -
____________________________________________________________________________________
                                                                                  .9            .5
____________________________________________________________________________________
Total net wells                                                                  4.9           6.1
____________________________________________________________________________________

                                      PART II.  OTHER INFORMATION



Item 4.     Submission of Matters to a Vote of Security Holders.

     At the Annual Meeting of Stockholders held on May 11, 1995, The Louisiana Land and Exploration Company 1995 Stock Option Plan for Non-Employee Directors was approved by a stockholder vote of: For - 27,152,443; Against - 1,995,462.

Item 6.     Exhibits and Reports on Form 8-K.

     (a)    Exhibits:

            Exhibit 27 - Financial Data Schedule

     (b)    Reports on Form 8-K:

            A Current Report on Form 8-K was filed on January 30, 1995 containing the press release relating to the unaudited financial results for the Registrant's fiscal quarter ended December 31, 1994.


                                               SIGNATURE

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


Dated:  May 12, 1995