Form 10-Q
period 1995-06-30
LOUISIANA LAND & EXPLORATION CO
filed 1995-08-11
CIK 60512

SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D. C.  20549

                                               FORM 10-Q

(Mark One)
  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ended JUNE 30, 1995

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

                                                     Outstanding at
          Class                                      August 1, 1995
CAPITAL STOCK, $.15 PAR VALUE                     33,472,199 SHARES

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                                 INDEX


                                                           Page
                                                           Number
_________________________________________________________________

PART  I.            FINANCIAL INFORMATION:

        Item 1.   Financial Statements:

              (The June 30, 1995 and 1994 consolidated financial state-ments included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors, in accordance with established professional standards and procedures for such a review. The report of KPMG Peat Marwick LLP commenting upon their review is included herein.)

              Consolidated Balance Sheets - June 30, 1995 and
                    December 31, 1994.............................        3

              Consolidated Statements of Earnings - three months
                    and six months ended June 30, 1995 and 1994...        4

              Consolidated Statements of Cash Flows - six months
                    ended June 30, 1995 and 1994..................       5

              Notes to Consolidated Financial Statements........      6-7

              Independent Auditors' Review Report...............        8

        Item 2.   Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations...............................     9-11

        Petroleum Segment Information.........................       12

        Operating Data........................................    13-14


Part II.            OTHER INFORMATION:

        Item 6.   Exhibits and Reports on Form 8-K............       15

                                    Part I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.


                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                      CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)
                                         (Millions of dollars)

                                                                        June 30,      December 31,
ASSETS                                                                      1995              1994
_____________________________________________________________________________________
CURRENT ASSETS:
Cash, including cash equivalents (June 30,
  1995-$2.7; December 31, 1994-$8.6)                                   $     8.7              12.5
Accounts and notes receivable, principally trade                           112.9             126.4
Income taxes receivable                                                      1.2               1.9
Inventories                                                                 25.4              31.8
Prepaid expenses                                                             6.9               8.9
Deferred income taxes                                                        2.6               2.6
_____________________________________________________________________________________
TOTAL CURRENT ASSETS                                                       157.7             184.1
_____________________________________________________________________________________
Investments in affiliates                                                   24.1              23.4
Property, plant and equipment                                            3,104.3           3,049.9
Less accumulated depletion, depreciation and amortization               (1,874.0)         (1,809.5)
_____________________________________________________________________________________
NET PROPERTY, PLANT AND EQUIPMENT                                        1,230.3           1,240.4
_____________________________________________________________________________________
Other assets                                                                33.2              30.2
_____________________________________________________________________________________
                                                                       $ 1,445.3           1,478.1
_____________________________________________________________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY
_____________________________________________________________________________________
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                      143.9             187.7
Income taxes payable                                                         3.9               2.8
_____________________________________________________________________________________
TOTAL CURRENT LIABILITIES                                                  147.8             190.5
_____________________________________________________________________________________
Deferred income taxes                                                       40.0              40.0
Long-term debt                                                             736.0             739.5
Other liabilities                                                          158.7             155.7
_____________________________________________________________________________________
STOCKHOLDERS' EQUITY:
Capital stock                                                                5.7               5.7
Additional paid-in capital                                                  88.0              87.3
Retained earnings                                                          430.1             424.2
_____________________________________________________________________________________
                                                                           523.8             517.2
Loans to ESOP                                                               (3.5)             (5.2)
Cost of capital stock in treasury                                         (157.5)           (159.6)
_____________________________________________________________________________________
TOTAL STOCKHOLDERS' EQUITY                                                 362.8             352.4
_____________________________________________________________________________________
                                                                       $ 1,445.3           1,478.1
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                              (UNAUDITED)

                                   (Millions, except per share data)


                                                     Three months ended          Six months ended
                                                          June 30,                   June 30,
                                                      1995         1994         1995         1994
_____________________________________________________________________________________

REVENUES:
Oil and gas                                         $115.3          104.9      224.4          208.7
Refined products                                      93.2           81.6      175.4          178.3
Gain on sale of oil and gas properties                 2.2            1.9        2.2            6.6
Other                                                  2.4            2.3        4.2            3.8
_____________________________________________________________________________________
                                                     213.1          190.7      406.2          397.4
_____________________________________________________________________________________
COSTS AND EXPENSES:
Lease operating and facility expenses                 29.9           25.9       59.4           57.7
Refinery cost of sales and operating
 expenses                                             91.8           79.9      171.4          174.4
Dry holes and exploratory charges                     16.9           16.7       32.1           26.0
Depletion, depreciation and amortization              39.0           43.3       75.9           92.6
Taxes, other than on earnings                          6.3            6.1       12.7           12.8
General, administrative and other
 expenses                                              9.8           10.7       20.5           20.8
Interest and debt expenses                             9.6            5.9       19.0           12.0
Reversal of litigation accrual                           -              -          -          (10.0)
_____________________________________________________________________________________
                                                     203.3          188.5      391.0          386.3
_____________________________________________________________________________________
Earnings before income taxes                           9.8            2.2       15.2           11.1
Income tax expense                                     3.4            1.6        5.3            4.3
_____________________________________________________________________________________
NET EARNINGS                                        $  6.4             .6        9.9            6.8
_____________________________________________________________________________________

EARNINGS PER SHARE                                  $ 0.19           0.02       0.30           0.20
_____________________________________________________________________________________

AVERAGE SHARES                                        33.5           33.4       33.5           33.3
_____________________________________________________________________________________

CASH DIVIDENDS PER SHARE                            $ 0.06           0.25       0.12           0.50
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                         (Millions of dollars)


                                                                                 Six months ended
                                                                                     June 30,
                                                                                1995         1994
_____________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                $   9.9             6.8
Adjustments to reconcile to cash flows
 from operations:
   Gain on sale of oil and gas properties                                      (2.2)           (6.6)
   Depletion, depreciation and amortization                                    75.9            92.6
   Deferred income taxes                                                          -             3.2
   Dry holes and impairment charges                                            18.0            11.6
   Other                                                                         .9              .1
_____________________________________________________________________________________
                                                                              102.5           107.7
   Changes in operating assets and liabilities:
     Net decrease in receivables                                               17.2             5.9
     Net decrease in inventories                                                6.4             1.2
     Net decrease in prepaid items                                              2.0             1.2
     Net decrease in payables                                                 (28.6)          (26.6)
     Other                                                                      (.3)           (1.4)
_____________________________________________________________________________________
NET CASH FLOWS FROM OPERATING ACTIVITIES                                       99.2            88.0
_____________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                         (101.6)         (103.9)
Proceeds from asset sales                                                       6.3            11.1
Other                                                                          (6.1)          (25.8)
_____________________________________________________________________________________
NET CASH FLOWS FROM INVESTING ACTIVITIES                                     (101.4)         (118.6)
_____________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to long-term debt                                                    29.1           146.0
Repayments of long-term debt                                                  (32.6)         (135.4)
Advances against cash surrender value                                           9.0            34.4
Dividends                                                                      (4.0)          (16.6)
Repayment of loans to ESOP                                                      1.7             1.8
Other                                                                          (4.8)           (4.9)
_____________________________________________________________________________________
NET CASH FLOWS FROM FINANCING ACTIVITIES                                       (1.6)           25.3
_____________________________________________________________________________________
DECREASE IN CASH AND CASH EQUIVALENTS                                       $  (3.8)           (5.3)
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 1995 and 1994. Certain amounts have been reclassified to conform with the current period's presentation.

2. For the three months ended June 30, 1995 and 1994, interest costs incurred were $14.0 million and $11.6 million, respectively, of which $4.4 million and $5.7 million, respectively, were capitalized as part of the cost of property, plant and equipment. For the six months ended June 30, 1995 and 1994, interest costs incurred were $27.6 million and $23.5 million, respectively, of which $8.6 million and $11.5 million, respectively, were capitalized as part of the cost of property, plant and equipment.

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

      Accordingly, the following unaudited summarized consolidated income statement information for MaraLou and its consolidated subsidiary, CLAM, for the three-month and six-month periods ended June 30, 1995 and 1994 are presented in accordance with Regulation S-X, Rule 10-01(b).

                                                                    (Unaudited)
                                                      Three months ended         Six months ended
                                                           June 30,                  June 30,
                                                       1995         1994          1995       1994
      ________________________________________________________________________________

      Gross revenues                                 $20.7            14.4        45.7         31.2
      ________________________________________________________________________________
      Operating profit                                 7.8             8.1        20.3         19.7
      ________________________________________________________________________________
      Net earnings                                     2.8             3.8         8.2          7.7
      ________________________________________________________________________________

5. As explained in Note 15 of "Notes to Consolidated Financial Statements" in the Company's 1994 Annual Report to Shareholders, the Company has been notified by the U.S. Environmental Protection Agency that it is one of many Potentially Responsible Parties at various National Priorities List sites. Based on its evaluation of the total cleanup costs, its estimate of its potential exposure, and the viability of the other PRP's, the Company believes that any costs ultimately required to be borne by it at these sites will not have a material adverse effect on the results of operations, cash flow or financial position of the Company

     The Company is subject to other legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of Management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on results of operations, cash flow or financial position of the Company.

                                  INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors and Stockholders
The Louisiana Land and Exploration Company:

We have reviewed the consolidated balance sheet of The Louisiana Land and Exploration Company and subsidiaries as of June 30, 1995, and the related consolidated statements of earnings and cash flows for the three-month and six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Louisiana Land and Exploration Company and subsidiaries as of December 31, 1994, and the related consolidated statements of earnings (loss), stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 3, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                               /KPMG PEAT MARWICK LLP

                                               KPMG PEAT MARWICK LLP

New Orleans, Louisiana
August 11, 1995

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.


                                         REVIEW OF OPERATIONS

     Pretax earnings for the second quarter and first half of 1995 totaled $9.8 million and $15.2 million, respectively. These were significant improvements over the results for the comparable 1994 periods which were primarily attributable to higher oil and gas revenues and reduced depletion, depreciation and amortization (DD&A). The prior year-to-date period also included $16.6 million of nonrecurring pretax gains; $10 million due to the reversal of a litigation accrual and $6.6 million from the sale of oil and gas properties. The comparable 1995 period included $2.2 million of nonrecurring gains from oil and gas properties sold.


                                        OIL AND GAS OPERATIONS

     Revenues from the Company's oil and gas operations for the second quarter of 1995 were up $10 million from the second quarter of 1994. Liquids revenues were up $11 million primarily due to higher crude oil prices ($10 million) and volumes ($1 million). Natural gas revenues were down $2 million as a result of lower prices ($7 million), which more than offset higher deliveries ($5 million).

     In the first half of 1995 revenues from the Company's oil and gas operations were up $16 million from the comparable 1994 period. Liquids revenues were up $33 million primarily as a result of higher crude oil prices ($23 million) and volumes ($5 million). Even though natural gas deliveries increased ($7 million), natural gas revenues were down approximately $17 million due to lower prices ($24 million).

     Crude oil volumes in the second quarter and first half of 1995 increased 700 and 2000 barrels per day, respectively, from the comparable 1994 periods primarily due to higher North Sea volumes. The North Sea volumes were up due to new wells onstream, which more than offset production declines due to wells shut-in for scheduled maintenance and natural declines. Domestic volumes were lower in both the 1995 second quarter and first half primarily due to natural production declines at mature producing properties and maintenance-related production interruptions. The decline in domestic volumes was partially offset by production from new wells onstream. Volumes from other foreign operations were up in 1995's second quarter primarily due to the initiation of oil production from the KG Field in the Kakap Concession, offshore Indonesia, but for 1995's first half this increase was more than offset by natural declines at mature properties.

     Natural gas deliveries were up 33 million and 30 million cubic feet per day in the second quarter and first half of 1995, respectively, from the prior year periods primarily due to the late-1994 initiation of North Sea gas sales through the SAGE Pipeline System, new domestic wells coming

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.  (CONTINUED)


onstream, and the return to production of domestic wells which were shut-in for repairs and maintenance in the comparable prior year periods. Higher deliveries by the Company's 50%-owned affiliate, CLAM, also contributed to the increase. These increases were partially offset by the effects of natural declines at mature producing properties, the voluntary curtailment of domestic natural gas deliveries due to low prices, domestic wells shut-in for repairs and maintenance, and the sale of certain oil and gas properties since the 1994 first half.

     Lease operating and facility expenses were higher in both 1995 periods due to volume-related increases in operating costs and facilities expenses. DD&A was down from the comparable 1994 second quarter and first half ($16 million and $30 million, respectively) primarily due to the impact of the 1994 write-down of petroleum assets and natural production declines on mature producing properties ($2 million and $9 million, respectively). These reductions were partially offset by DD&A associated with new wells onstream since the 1994 periods ($8 million and $16 million, respectively). Dry hole and exploratory charges, which were essentially the same in the 1995 second quarter as the comparable 1994 quarter, were up for the 1995 first half due to the write-off of unsuccessful exploratory wells and related lease impairment. General, administrative and other expenses were reduced in each of the current year periods from 1994 levels. Interest and debt expenses increased due to higher interest rates and a reduction in interest capitalized on qualifying projects.


                                          REFINING OPERATIONS

     Refining operations resulted in a $.4 million pretax operating profit for the second quarter of 1995, which was down from the $.9 million operating profit reported in the comparable 1994 quarter. The favorable impact of higher product prices ($13 million) was offset by the effect of higher crude oil feedstock costs ($13 million) and a marginal decline in sales volumes.

     For the first half of 1995, refining operations resulted in a $1.8 million pretax operating profit, which was relatively unchanged from the $2 million operating profit reported in the comparable 1994 period. Higher product prices ($18 million) were offset by lower revenues due to reduced sales volumes ($18 million).

                                    LIQUIDITY AND CAPITAL RESOURCES

     In the first half of 1995, the Company generated approximately $99 million in cash from operations. However, cash and equivalents were reduced $4 million from the December 31, 1994 level primarily as the result of expenditures for capital projects ($102 million), reductions of long-term debt ($4 million) and dividends paid ($4 million). The Company's cash position was supplemented with the proceeds from assets sales ($6 million).

     The Company expects to fund its 1995 expenditures, including capital and exploration expenditures of approximately $202 million, primarily from operating cash flows and partially from the proceeds from sales of nonstrategic assets. The Company does not expect to realize any significant losses from these sales. However, the Company expects to supplement its working capital, from time-to-time, through its commercial paper program and its existing revolving credit facility.

     Effective with July production the Company initiated a natural gas hedging program covering substantially all of its domestic gas production for the second half of the year. The hedging program consists of a series of monthly forward sales at fixed prices combined with purchased call options which together establish an average floor price of approximately $1.75 per MCF for the period and allow the Company to participate in gas price increases more than $0.15 above the floor price.

     The Company had a $450 million reducing revolving credit facility under which the participating banks' lending commitments were to be reduced by $20 million quarterly from June 1995 through September 2000. In June
1995, the facility was replaced by a $450 million revolving credit facility due June 30, 2000.



NOTE: The accompanying consolidated financial statements and notes thereto included in Item 1. of this Form 10-Q and the petroleum segment information and operating data following this Item 2. are an integral part of this discussion and analysis and should be read in conjunction herewith.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                     PETROLEUM SEGMENT INFORMATION

                                         (Millions of dollars)

                                                      Three months ended         Six months ended
                                                           June 30,                  June 30,
                                                       1995         1994         1995        1994
_____________________________________________________________________________________

Sales to unaffiliated customers:
  Domestic                                          $172.8           163.7      325.4         351.0
  North Sea                                           31.4            21.1       66.3          34.0
  Other foreign                                        6.4             3.6       10.2           8.6
_____________________________________________________________________________________
                                                     210.6           188.4      401.9         393.6
Interest and other income                              2.5             2.3        4.3           3.8
_____________________________________________________________________________________
  Total revenues                                    $213.1           190.7      406.2         397.4
_____________________________________________________________________________________

Earnings before income taxes:
  Operating profit (loss):
    Domestic                                          25.7            20.5       44.4          40.4
    North Sea                                          7.0              .9       17.4           (.3)
    Other foreign                                     (4.5)           (3.2)      (8.2)         (6.4)
_____________________________________________________________________________________
                                                      28.2            18.2       53.6          33.7
  Other income (expense), net                        (18.4)          (16.0)     (38.4)        (22.6)
_____________________________________________________________________________________
    Earnings before income taxes                    $  9.8             2.2       15.2          11.1
_____________________________________________________________________________________

Capital expenditures:
  Exploration:
    Domestic                                          11.1            12.6       22.8          23.4
    North Sea                                           .4              .4         .4            .8
    Other foreign                                      4.3             3.2        8.2           7.7
_____________________________________________________________________________________
                                                      15.8            16.2       31.4          31.9
_____________________________________________________________________________________

  Development:
    Domestic                                          16.1            19.0       28.4          36.7
    North Sea                                          4.4             5.8        7.1           9.5
    Other foreign                                      3.2             3.3        7.0           5.3
_____________________________________________________________________________________
                                                      23.7            28.1       42.5          51.5
_____________________________________________________________________________________
                                                      39.5            44.3       73.9          83.4
  Refining and marketing                                .5             4.0        1.6           6.8
_____________________________________________________________________________________
                                                      40.0            48.3       75.5          90.2
  Capitalized interest                                 4.4             5.7        8.6          11.5
  Other                                                 .9              .6        2.4           1.3
_____________________________________________________________________________________
                                                    $ 45.3            54.6       86.5         103.0
_____________________________________________________________________________________

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                            OPERATING DATA

                                                     Three months ended          Six months ended
                                                          June 30,                   June 30,
                                                      1995         1994         1995         1994
_____________________________________________________________________________________

OIL AND GAS OPERATIONS1
CRUDE AND CONDENSATE2
Production (thousands of barrels per day):
  Domestic                                            20.6           22.2       21.1           23.2
  North Sea                                           15.7           14.3       16.7           12.3
  Other foreign                                        4.2            3.3        3.6            3.9
_____________________________________________________________________________________
                                                      40.5           39.8       41.4           39.4
_____________________________________________________________________________________
Average price received (per barrel):
  Domestic                                          $19.13          17.07      18.49          15.43
  North Sea                                          18.30          15.69      17.76          14.77
  Other foreign                                      16.38          11.23      14.93          11.08
  Consolidated                                       18.52          16.09      17.88          14.80
_____________________________________________________________________________________
PLANT PRODUCTS
Production (thousands of barrels per day):
  Domestic                                             2.9            2.3        3.1            2.3
  North Sea                                             .9             .5        1.0             .4
_____________________________________________________________________________________
                                                       3.8            2.8        4.1            2.7
_____________________________________________________________________________________
Average price received (per barrel):
  Domestic                                          $11.50           9.97      11.37           9.42
  North Sea                                          12.39          12.40      14.26          11.91
  Consolidated                                       11.70          10.39      12.05           9.78
_____________________________________________________________________________________
NATURAL GAS
Production (millions of cubic feet per day):
  Domestic                                           248.8          239.6      240.8          241.5
  North Sea                                           20.6             .4       24.0             .3
  Other foreign                                        2.2            3.4        2.3            3.4
  CLAM Petroleum Company                              39.7           34.7       46.6           38.9
_____________________________________________________________________________________
                                                     311.3          278.1      313.7          284.1
_____________________________________________________________________________________
Average price received (per MCF):
  Domestic                                          $ 1.65           1.97       1.58           2.18
  North Sea                                           2.34           1.89       2.37           1.83
  Other foreign                                        .61           1.51        .67           1.76
  CLAM Petroleum Company                              2.78           2.24       2.61           2.17
  Consolidated                                        1.83           2.00       1.79           2.17
_____________________________________________________________________________________

1 Includes the Company's 50% equity interest in its unconsolidated affiliate, CLAM
  Petroleum Company.
2 Before the elimination of intercompany transfers.

                             THE LOUISIANA LAND AND EXPLORATION COMPANY

                                     OPERATING DATA  (CONTINUED)

                                                      Three months ended         Six months ended
                                                           June 30,                  June 30,
                                                      1995          1994         1995        1994
_____________________________________________________________________________________

REFINING OPERATIONS
Refining Operating Profit:
  Revenues:
    Refined products*                               $101.1            88.5      191.6         191.0
    Other                                               .1              .7         .1           1.2
_____________________________________________________________________________________
                                                     101.2            89.2      191.7         192.2
_____________________________________________________________________________________
  Cost and expenses:
    Cost of sales*                                    89.6            76.7      167.6         167.8
    Operating expenses                                10.1            10.1       20.0          19.3
    Depreciation                                        .4              .7         .8           1.5
    Taxes, other than income                            .7              .8        1.5           1.6
_____________________________________________________________________________________
                                                     100.8            88.3      189.9         190.2
_____________________________________________________________________________________
                                                    $   .4              .9        1.8           2.0
_____________________________________________________________________________________
*Before the elimination of intercompany
  transfers to the Company's refinery               $  7.9             6.9       16.2          12.7
_____________________________________________________________________________________
Sales (thousands of barrels per day)                  49.7            49.8       49.6          54.8
_____________________________________________________________________________________
Average price received (per barrel)                 $22.33           19.50      21.33         19.25
_____________________________________________________________________________________

_____________________________________________________________________________________
GROSS WELLS DRILLED
Working Interest
Exploratory:
  Oil                                                    1               2          1             3
  Gas                                                    1               -          8             5
  Dry                                                    3               -          4             4
_____________________________________________________________________________________
                                                         5               2         13            12
_____________________________________________________________________________________
Development:
  Oil                                                    5               1          7             2
  Gas                                                    -               2          2             3
  Dry                                                    -               -          -             -
_____________________________________________________________________________________
                                                         5               3          9             5
_____________________________________________________________________________________
Total working interest                                  10               5         22            17
Royalty Interest                                         6               8         11            14
_____________________________________________________________________________________
Total wells                                             16              13         33            31
_____________________________________________________________________________________
NET WELLS DRILLED
Exploratory:
  Oil                                                   .4              .4         .4            .9
  Gas                                                   .3               -        3.6           3.0
  Dry                                                   .7               -        1.4           2.1
_____________________________________________________________________________________
                                                       1.4              .4        5.4           6.0
_____________________________________________________________________________________
Development:
  Oil                                                   .5              .2         .9            .5
  Gas                                                    -              .4         .5            .6
  Dry                                                    -               -          -             -
_____________________________________________________________________________________
                                                        .5              .6        1.4           1.1
_____________________________________________________________________________________
Total net wells                                        1.9             1.0        6.8           7.1
_____________________________________________________________________________________
/TABLE

                                     PART II.  OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a)    Exhibits:

            Exhibit 10(l) - $450,000,000 Credit Agreement dated as of June 8, 1995 among the Registrant, the Banks listed therein, Morgan Guaranty Trust Company of New York, as Agent, and Texas Commerce Bank National Association and NationsBank of Texas, N.A., as Co-Agents.

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


Dated:  August 11, 1995