Form 10-Q
period 1995-09-30
LOUISIANA LAND & EXPLORATION CO
filed 1995-11-13
CIK 60512

SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D. C.  20549

                                               FORM 10-Q

(Mark One)
  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended SEPTEMBER 30, 1995

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

                                                     Outstanding at
          Class                                    October 31, 1995
CAPITAL STOCK, $.15 PAR VALUE                     33,480,692 SHARES

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                                 INDEX


                                                           Page
                                                           Number
_________________________________________________________________

PART  I.            FINANCIAL INFORMATION:

        Item 1.   Financial Statements:

              (The September 30, 1995 and 1994 consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors, in accordance with established professional standards and procedures for such a review. The report of KPMG Peat Marwick LLP commenting upon their review is included herein.)

              Consolidated Balance Sheets - September 30, 1995 and
                    December 31, 1994.............................        3

              Consolidated Statements of Earnings (Loss) - three
                    months and nine months ended September 30, 1995
                    and 1994......................................        4

              Consolidated Statements of Cash Flows - nine months
                    ended September 30, 1995 and 1994.............       5

              Notes to Consolidated Financial Statements........      6-7

              Independent Auditors' Review Report...............        8

        Item 2.   Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations...............................     9-11

        Petroleum Segment Information.........................       12

        Operating Data........................................    13-14


Part II.            OTHER INFORMATION:

        Item 6.   Exhibits and Reports on Form 8-K............       15

                                    Part I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.


                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                      CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)
                                         (Millions of dollars)

                                                                   September 30,      December 31,
ASSETS                                                                      1995              1994
_____________________________________________________________________________________
CURRENT ASSETS:
Cash, including cash equivalents (September 30,
  1995-$2.6; December 31, 1994-$8.6)                                   $     7.6              12.5
Accounts and notes receivable, principally trade                           117.0             126.4
Income taxes receivable                                                      1.2               1.9
Inventories                                                                 20.7              31.8
Prepaid expenses                                                             5.9               8.9
Deferred income taxes                                                        2.6               2.6
_____________________________________________________________________________________
TOTAL CURRENT ASSETS                                                       155.0             184.1
_____________________________________________________________________________________
Investments in affiliates                                                   21.4              23.4
Property, plant and equipment                                            3,136.0           3,049.9
Less accumulated depletion, depreciation and amortization               (1,913.0)         (1,809.5)
_____________________________________________________________________________________
NET PROPERTY, PLANT AND EQUIPMENT                                        1,223.0           1,240.4
_____________________________________________________________________________________
Other assets                                                                32.3              30.2
_____________________________________________________________________________________
                                                                       $ 1,431.7           1,478.1
_____________________________________________________________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY
_____________________________________________________________________________________
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                      151.6             187.7
Income taxes payable                                                         2.6               2.8
_____________________________________________________________________________________
TOTAL CURRENT LIABILITIES                                                  154.2             190.5
_____________________________________________________________________________________
Deferred income taxes                                                       44.7              40.0
Long-term debt                                                             711.7             739.5
Other liabilities                                                          157.3             155.7
_____________________________________________________________________________________
STOCKHOLDERS' EQUITY:
Capital stock                                                                5.7               5.7
Additional paid-in capital                                                  88.0              87.3
Retained earnings                                                          429.9             424.2
_____________________________________________________________________________________
                                                                           523.6             517.2
Loans to ESOP                                                               (2.6)             (5.2)
Cost of capital stock in treasury                                         (157.2)           (159.6)
_____________________________________________________________________________________
TOTAL STOCKHOLDERS' EQUITY                                                 363.8             352.4
_____________________________________________________________________________________
                                                                       $ 1,431.7           1,478.1
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                              CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                                              (UNAUDITED)

                                   (Millions, except per share data)


                                                     Three months ended         Nine months ended
                                                        September 30,             September 30,
                                                      1995         1994         1995        1994
_____________________________________________________________________________________

REVENUES:
Oil and gas                                         $116.0          105.1      340.4          313.8
Refined products                                      97.1           92.3      272.5          270.6
Gain (loss) on sale of oil and gas
 properties                                            (.7)            .2        1.5            6.8
Other                                                  (.4)            .3        3.8            4.1
_____________________________________________________________________________________
                                                     212.0          197.9      618.2          595.3
_____________________________________________________________________________________
COSTS AND EXPENSES:
Lease operating and facility expenses                 29.0           28.6       88.4           86.3
Refinery cost of sales and operating
 expenses                                             96.3           93.9      267.7          268.3
Dry holes and exploratory charges                     17.7           25.6       49.8           51.6
Depletion, depreciation and amortization              40.7           44.9      116.6          137.5
Taxes, other than on earnings                          5.8            6.1       18.5           18.9
General, administrative and other
 expenses                                              9.8           10.7       30.3           31.5
Interest and debt expenses                             9.9            6.7       28.9           18.7
Reversal of litigation accrual                           -              -          -          (10.0)
_____________________________________________________________________________________
                                                     209.2          216.5      600.2          602.8
_____________________________________________________________________________________
Earnings (loss) before income taxes                    2.8          (18.6)      18.0           (7.5)
Income tax expense (benefit)                           1.0           (7.3)       6.3           (3.0)
_____________________________________________________________________________________
NET EARNINGS (LOSS)                                 $  1.8          (11.3)      11.7           (4.5)
_____________________________________________________________________________________

EARNINGS (LOSS) PER SHARE                           $ 0.05          (0.34)      0.35          (0.14)
_____________________________________________________________________________________

AVERAGE SHARES                                        33.6           33.4       33.5           33.4
_____________________________________________________________________________________

CASH DIVIDENDS PER SHARE                            $ 0.06           0.25       0.18           0.75
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                         (Millions of dollars)


                                                                                Nine months ended
                                                                                  September 30,
                                                                                1995         1994
_____________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                         $  11.7            (4.5)
Adjustments to reconcile to cash flows
 from operations:
   Gain on sale of oil and gas properties                                      (1.5)           (6.8)
   Depletion, depreciation and amortization                                   116.6           137.5
   Deferred income taxes                                                        4.7            (3.3)
   Dry holes and impairment charges                                            29.9            29.1
   Other                                                                        3.6             2.0
_____________________________________________________________________________________
                                                                              165.0           154.0
   Changes in operating assets and liabilities:
     Net decrease in receivables                                               21.7            20.7
     Net (increase) decrease in inventories                                    11.1            (8.5)
     Net decrease in prepaid items                                              3.0             6.8
     Net decrease in payables                                                 (38.5)          (24.0)
     Other                                                                       .6             1.6
_____________________________________________________________________________________
NET CASH FLOWS FROM OPERATING ACTIVITIES                                      162.9           150.6
_____________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                         (133.7)         (166.1)
Proceeds from asset sales                                                       7.6            14.9
Other                                                                         (14.5)          (19.9)
_____________________________________________________________________________________
NET CASH FLOWS FROM INVESTING ACTIVITIES                                     (140.6)         (171.1)
_____________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to long-term debt                                                    40.5           152.0
Repayments of long-term debt                                                  (68.3)         (153.0)
Advances against cash surrender value                                           9.0            34.4
Dividends                                                                      (6.0)          (24.9)
Repayment of loans to ESOP                                                      2.6             2.8
Other                                                                          (5.0)           (5.2)
_____________________________________________________________________________________
NET CASH FLOWS FROM FINANCING ACTIVITIES                                      (27.2)            6.1
_____________________________________________________________________________________
DECREASE IN CASH AND CASH EQUIVALENTS                                       $  (4.9)          (14.4)
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 1995 and 1994. Certain amounts have been reclassified to conform with the current period's presentation.

2. For the three months ended September 30, 1995 and 1994, interest costs incurred were $13.4 million and $11.8 million, respectively, of which $3.5 million and $5.1 million, respectively, were capitalized as part of the cost of property, plant and equipment. For the nine months ended September 30, 1995 and 1994, interest costs incurred were $41.0 million and $35.3 million, respectively, of which $12.1 million and $16.6 million, respectively, were capitalized as part of the cost of property, plant and equipment.

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

      Accordingly, the following unaudited summarized consolidated income statement information for MaraLou and its consolidated subsidiary, CLAM, for the three-month and nine-month periods ended September 30, 1995 and 1994 are presented in accordance with Regulation S-X, Rule 10-01(b).

                                                                    (Unaudited)
                                                      Three months ended        Nine months ended
                                                         September 30,             September 30,
                                                       1995         1994          1995       1994
      ________________________________________________________________________________

      Gross revenues                                  $14.0           12.9        59.7         44.1
      ________________________________________________________________________________
      Operating profit                                  2.8            2.5        23.1         22.2
      ________________________________________________________________________________
      Net earnings (loss)                             $  .6           (4.8)        8.8          2.9
      ________________________________________________________________________________

5. As explained in Note 15 of "Notes to Consolidated Financial Statements" in the Company's 1994 Annual Report to Shareholders, the Company has been notified by the U.S. Environmental Protection Agency that it is one of many Potentially Responsible Parties (PRP) at various National Priorities List sites. Based on its evaluation of the total cleanup costs, its estimate of its potential exposure, and the viability of the other PRP's, the Company believes that any costs ultimately required to be borne by it at these sites will not have a material adverse effect on the results of operations, cash flow or financial position of the Company.

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

                                  INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors and Stockholders
The Louisiana Land and Exploration Company:

We have reviewed the consolidated balance sheet of The Louisiana Land and Exploration Company and subsidiaries as of September 30, 1995, and the related consolidated statements of earnings (loss) and cash flows for the three-month and nine-month periods ended September 30, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management.

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

New Orleans, Louisiana
November 9, 1995

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.


                                         REVIEW OF OPERATIONS

     Third quarter operations resulted in pretax earnings of $2.8 million for the 1995 quarter and $18 million for the first nine months. These were significant improvements over the $18.6 million and $7.5 million pretax losses reported for the comparable 1994 quarter and first nine months, re-spectively. Higher oil and gas revenues, reduced depletion, depreciation and amortization (DD&A) and lower dry holes and exploratory charges contributed to the improvement. The prior year-to-date period also included $16.8 million of nonrecurring pretax gains; $10 million due to the reversal of a litigation accrual and $6.8 million from the sale of oil and gas properties. The comparable 1995 year-to-date period included $1.5 million of nonrecurring gains from oil and gas properties sold.


                                        OIL AND GAS OPERATIONS

     Revenues from the Company's oil and gas operations for the third quarter of 1995 were up $11 million from the third quarter of 1994. Liquids revenues were up $6 million primarily due to higher crude oil volumes ($7 million), which more than offset the effect of lower prices ($2 million). Natural gas revenues were up $5 million as a result of higher deliveries ($8 million), which were partially offset by lower prices ($3 million).

     In the first nine months of 1995, revenues from the Company's oil and gas operations were up $27 million from the comparable 1994 period. Liquids revenues were up $39 million primarily as a result of higher crude oil prices ($22 million) and volumes ($12 million). Even though natural gas deliveries increased ($17 million), natural gas revenues were down approximately $11 million due to lower prices ($28 million).

     Crude oil volumes in the third quarter and first nine months of 1995 increased 4900 and 3000 barrels per day, respectively, from the comparable 1994 periods primarily due to higher North Sea and other foreign volumes. The North Sea volumes were up due to a short-term increase in T-Block production following a maintenance shutdown and rising production at the East Brae Field. These increases more than offset natural production declines at mature Brae fields. Volumes from other foreign operations were up in 1995 primarily due to the initiation of oil production from the KG Field and entitlement adjustments in the Kakap Concession, offshore Indonesia. Domestic volumes were lower in both the 1995 third quarter and first nine months primarily due to natural declines and production interruptions resulting from weather, maintenance, and drilling activities. The decline in domestic volumes was partially offset by production from new wells onstream.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.  (CONTINUED)


     Natural gas deliveries were up 34 million and 31 million cubic feet per day in the third quarter and first nine months of 1995, respectively, from the prior year periods primarily due to the late-1994 initiation of North Sea gas sales through the SAGE Pipeline System, new domestic wells coming onstream, and the return to production of domestic wells which were shut-in for repairs and maintenance in the comparable prior year periods.
While deliveries by the Company's 50%-owned affiliate, CLAM, were down in the 1995 third quarter, higher deliveries for the first nine months also contributed to the increase. These increases were partially offset by the effects of natural declines at mature producing properties, the voluntary curtailment of domestic natural gas deliveries due to low prices, domestic wells shut-in for weather, maintenance and drilling activities, and the sale of certain oil and gas properties since the 1994 comparable periods.

     Lease operating and facility expenses (LOE) were higher in the 1995 periods due to volume-related increases in operating costs and facilities expenses. DD&A was down from the comparable 1994 third quarter and first nine months ($4 million and $21 million, respectively) primarily due to the impact of the 1994 write-down of petroleum assets ($12 million and $38 million, respectively) and natural production declines on mature producing properties ($3 million and $19 million, respectively). These reductions were partially offset by DD&A associated with new wells onstream since the 1994 periods ($9 million and $15 million, respectively) and higher production at T-Block and Brae Field ($5 million and $17 million, respectively). Dry hole and exploratory charges were down for both 1995 periods due to the write-off of fewer exploratory wells and lower seismic costs incurred. General, administrative and other expenses were reduced in each of the current year periods from 1994 levels. Interest and debt expenses increased due to higher interest rates and a reduction in interest capitalized on qualifying projects.


                                          REFINING OPERATIONS

     Refining operations resulted in a $.4 million pretax operating loss for the third quarter of 1995, compared to the $2.9 million operating loss reported in the 1994 quarter. Increased revenue due to higher sales volumes ($8 million) offset the impact of lower product prices ($2 million) and higher crude oil feedstock costs ($4 million).

     For the first nine months of 1995, refining operations resulted in a $1.4 million pretax operating profit, which was an improvement from the $.9 million operating loss reported in the comparable 1994 period. Increased revenue due to higher product prices ($18 million) were partially offset by reduced sales volumes ($11 million) and increased feedstock costs ($4 million).

                                    LIQUIDITY AND CAPITAL RESOURCES

     In the first nine months of 1995, the Company generated approximately $163 million in cash from operations. However, cash and equivalents were reduced $5 million from the December 31, 1994 level primarily as the result of expenditures for capital projects ($134 million), reductions of long-term debt ($28 million) and dividends paid ($6 million).

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

     Near the end of the third quarter, the Company agreed to sell its remaining oil and gas assets in Canada. The sale, which was closed in early October at a price of approximately $13 million, resulted in a minimal pretax loss.

     Effective with July production the Company initiated a natural gas hedging program designed to minimize price risks covering substantially all of its domestic gas production for the second half of the year. Gains and losses under this program are offset by losses and gains on the hedged natural gas production. The hedging program consists of a series of monthly forward sales at fixed prices combined with purchased call options which together establish an average floor price of approximately $1.75 per MCF for the period and allow the Company to participate in gas price increases more than $0.15 above the floor price.

     The Company had a $450 million reducing revolving credit facility under which the participating banks' lending commitments were to be reduced by $20 million quarterly from June 1995 through September 2000. In June
1995, the facility was replaced by a $450 million revolving credit facility due June 30, 2000.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Earlier application is encouraged. Based on current economic conditions, the Company presently estimates that adoption of SFAS No. 121 would not have a material adverse affect on its financial position or results of operations.


NOTE: The accompanying consolidated financial statements and notes thereto included in Item 1. of this Form 10-Q and the petroleum segment information and operating data following this Item 2. are an integral part of this discussion and analysis and should be read in conjunction herewith.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                     PETROLEUM SEGMENT INFORMATION

                                         (Millions of dollars)

                                                      Three months ended        Nine months ended
                                                         September 30,             September 30,
                                                       1995         1994         1995        1994
_____________________________________________________________________________________

Sales to unaffiliated customers:
  Domestic                                          $ 169.0          166.0      494.5         517.0
  North Sea                                            33.3           26.4       99.6          60.4
  Other foreign                                        10.1            5.2       20.3          13.8
_____________________________________________________________________________________
                                                      212.4          197.6      614.4         591.2
Interest and other income                               (.4)            .3        3.8           4.1
_____________________________________________________________________________________
  Total revenues                                    $ 212.0          197.9      618.2         595.3
_____________________________________________________________________________________

Earnings (loss) before income taxes:
  Operating profit (loss):
    Domestic                                           19.5            6.3       63.9          46.7
    North Sea                                           9.6            4.3       27.0           4.0
    Other foreign                                      (4.5)         (10.4)     (12.7)        (16.8)
_____________________________________________________________________________________
                                                       24.6             .2       78.2          33.9
  Other income (expense), net                         (21.8)         (18.8)     (60.2)        (41.4)
_____________________________________________________________________________________
    Earnings (loss) before income taxes             $   2.8          (18.6)      18.0          (7.5)
_____________________________________________________________________________________

Capital expenditures:
  Exploration:
    Domestic                                           14.4           12.2       37.2          35.6
    North Sea                                             -             .8         .4           1.6
    Other foreign                                       5.0            5.0       13.2          12.7
_____________________________________________________________________________________
                                                       19.4           18.0       50.8          49.9
_____________________________________________________________________________________

  Development:
    Domestic                                           16.3           25.6       44.7          62.3
    North Sea                                           2.8            4.3        9.9          13.8
    Other foreign                                       2.3            4.1        9.3           9.4
_____________________________________________________________________________________
                                                       21.4           34.0       63.9          85.5
_____________________________________________________________________________________
                                                       40.8           52.0      114.7         135.4
  Refining and marketing                                1.1            2.8        2.7           9.6
_____________________________________________________________________________________
                                                       41.9           54.8      117.4         145.0
  Capitalized interest                                  3.5            5.1       12.1          16.6
  Other                                                  .8            1.2        3.2           2.5
_____________________________________________________________________________________
                                                    $  46.2           61.1      132.7         164.1
_____________________________________________________________________________________

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                            OPERATING DATA

                                                     Three months ended         Nine months ended
                                                        September 30,             September 30,
                                                      1995         1994         1995         1994
_____________________________________________________________________________________

OIL AND GAS OPERATIONS1
CRUDE AND CONDENSATE2
Production (thousands of barrels per day):
  Domestic                                            20.1           21.9       20.8           22.8
  North Sea                                           18.3           16.1       17.2           13.6
  Other foreign                                        7.4            2.9        4.9            3.5
_____________________________________________________________________________________
                                                      45.8           40.9       42.9           39.9
_____________________________________________________________________________________
Average price received (per barrel):
  Domestic                                          $17.47          17.66      18.16          16.15
  North Sea                                          16.52          17.17      17.31          15.73
  Other foreign                                      14.87          15.94      14.90          12.42
  Consolidated                                       16.67          17.35      17.45          15.68
_____________________________________________________________________________________
PLANT PRODUCTS
Production (thousands of barrels per day):
  Domestic                                             2.6            2.6        2.9            2.4
  North Sea                                            1.1             .7        1.0             .5
_____________________________________________________________________________________
                                                       3.7            3.3        3.9            2.9
_____________________________________________________________________________________
Average price received (per barrel):
  Domestic                                          $11.58          10.16      11.43           9.70
  North Sea                                          11.83          11.07      13.37          11.51
  Consolidated                                       11.66          10.35      11.92          10.00
_____________________________________________________________________________________
NATURAL GAS
Production (millions of cubic feet per day):
  Domestic                                           229.5          215.7      237.0          232.8
  North Sea                                           27.1            1.1       25.1             .6
  Other foreign                                         .9            2.4        1.8            3.0
  CLAM Petroleum Company                              26.1           29.9       39.7           35.9
_____________________________________________________________________________________
                                                     283.6          249.1      303.6          272.3
_____________________________________________________________________________________
Average price received (per MCF):
  Domestic                                          $ 1.78           1.78       1.65           2.05
  North Sea                                           1.74           2.62       2.14           2.34
  Other foreign                                       0.74           1.87        .68           1.79
  CLAM Petroleum Company                              2.72           2.25       2.64           2.19
  Consolidated                                        1.86           1.84       1.81           2.07
_____________________________________________________________________________________

1 Includes the Company's 50% equity interest in its unconsolidated affiliate, CLAM
  Petroleum Company.
2 Before the elimination of intercompany transfers.

                             THE LOUISIANA LAND AND EXPLORATION COMPANY

                                     OPERATING DATA  (CONTINUED)

                                                      Three months ended        Nine months ended
                                                        September 30,              September 30,
                                                      1995          1994         1995        1994
_____________________________________________________________________________________

REFINING OPERATIONS
Refining Operating Profit (Loss):
  Revenues:
    Refined products*                               $103.3            97.2      294.9         288.2
    Other                                               .1              .5         .2           1.7
_____________________________________________________________________________________
                                                     103.4            97.7      295.1         289.9
_____________________________________________________________________________________
  Cost and expenses:
    Cost of sales*                                    92.7            88.6      260.3         256.4
    Operating expenses                                 9.8            10.2       29.8          29.5
    Depreciation                                        .5              .9        1.3           2.4
    Taxes, other than income                            .8              .9        2.3           2.5
_____________________________________________________________________________________
                                                     103.8           100.6      293.7         290.8
_____________________________________________________________________________________
                                                    $  (.4)           (2.9)       1.4           (.9)
_____________________________________________________________________________________
*Before the elimination of intercompany
  transfers to the Company's refinery               $  6.2             4.9       22.4          17.6
_____________________________________________________________________________________
Sales (thousands of barrels per day)                  54.2            50.3       51.2          53.3
_____________________________________________________________________________________
Average price received (per barrel)                 $20.71           21.04      21.11         19.82
_____________________________________________________________________________________

_____________________________________________________________________________________
GROSS WELLS DRILLED
Working Interest
Exploratory:
  Oil                                                    4               -          5             3
  Gas                                                    -               5          8            10
  Dry                                                    3               6          7            10
_____________________________________________________________________________________
                                                         7              11         20            23
_____________________________________________________________________________________
Development:
  Oil                                                    7               3         14             5
  Gas                                                    2               7          4            10
  Dry                                                    -               -          -             -
_____________________________________________________________________________________
                                                         9              10         18            15
_____________________________________________________________________________________
Total working interest                                  16              21         38            38
Royalty Interest                                         9               4         20            18
_____________________________________________________________________________________
Total wells                                             25              25         58            56
_____________________________________________________________________________________
NET WELLS DRILLED
Exploratory:
  Oil                                                  1.4               -        1.8            .9
  Gas                                                    -             1.9        3.6           4.9
  Dry                                                  1.3             4.3        2.7           6.4
_____________________________________________________________________________________
                                                       2.7             6.2        8.1          12.2
_____________________________________________________________________________________
Development:
  Oil                                                  1.3              .2        2.2            .7
  Gas                                                   .7             2.0        1.2           2.6
  Dry                                                    -               -          -             -
_____________________________________________________________________________________
                                                       2.0             2.2        3.4           3.3
_____________________________________________________________________________________
Total net wells                                        4.7             8.4       11.5          15.5
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


Dated:  November 13, 1995