Form 10-Q
period 1996-03-31
LOUISIANA LAND & EXPLORATION CO
filed 1996-05-10
CIK 60512

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D. C.  20549

                                          FORM 10-Q

(Mark One)
  X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended MARCH 31, 1996

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

                                                     Outstanding at
          Class                                         May 1, 1996
CAPITAL STOCK, $.15 PAR VALUE                     33,967,905 SHARES

                         THE LOUISIANA LAND AND EXPLORATION COMPANY

                                            INDEX


                                                           Page
                                                           Number
_________________________________________________________________

PART  I.       FINANCIAL INFORMATION:

   Item 1.   Financial Statements:

         (The March 31, 1996 and 1995 consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors, in accordance with established professional standards and procedures for such a review. The report of KPMG Peat Marwick LLP commenting upon their review is included herein.)

         Consolidated Balance Sheets - March 31, 1996 and
               December 31, 1995.............................        3

         Consolidated Statements of Earnings - three months
               ended March 31, 1996 and 1995.................        4

         Consolidated Statements of Cash Flows - three months
               ended March 31, 1996 and 1995.................        5

         Notes to Consolidated Financial Statements........      6-7

         Independent Auditors' Review Report...............        8

   Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations...............................     9-11

   Petroleum Segment Information.........................       12

   Operating Data........................................    13-14


PART II.       OTHER INFORMATION:

   Item 6.   Exhibits and Reports on Form 8-K............       15

                               Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.


                         THE LOUISIANA LAND AND EXPLORATION COMPANY

                                 CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)
<CAPTION)
                                    (Millions of dollars)

                                                                       March 31,      December 31,
ASSETS                                                                      1996              1995
_____________________________________________________________________________________
CURRENT ASSETS:
Cash, including cash equivalents (March 31,
  1996-$.7; December 31, 1995-$1.0)                                    $     9.2              10.3
Accounts and notes receivable, principally trade                           144.5             143.6
Income taxes receivable                                                       .4                .2
Inventories                                                                 35.0              38.7
Prepaid expenses                                                             8.6              12.9
Deferred income taxes                                                         .9                .9
_____________________________________________________________________________________
TOTAL CURRENT ASSETS                                                       198.6             206.6
_____________________________________________________________________________________
Investments in affiliates                                                   21.2              19.9
Property, plant and equipment                                            3,150.9           3,120.9
Less accumulated depletion, depreciation and amortization               (1,956.2)         (1,913.3)
_____________________________________________________________________________________
NET PROPERTY, PLANT AND EQUIPMENT                                        1,194.7           1,207.6
_____________________________________________________________________________________
Other assets                                                                32.5              33.6
_____________________________________________________________________________________
                                                                       $ 1,447.0           1,467.7
_____________________________________________________________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY
_____________________________________________________________________________________
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                      187.5             199.8
Income taxes payable                                                         3.6                .8
_____________________________________________________________________________________
TOTAL CURRENT LIABILITIES                                                  191.1             200.6
_____________________________________________________________________________________
Deferred income taxes                                                       56.4              49.6
Long-term debt                                                             642.5             691.6
Other liabilities                                                          159.6             155.2
_____________________________________________________________________________________
STOCKHOLDERS' EQUITY:
Capital stock                                                                5.1               5.0
Additional paid-in capital                                                  22.2              14.8
Retained earnings                                                          371.4             352.8
_____________________________________________________________________________________
                                                                           398.7             372.6
Loans to ESOP                                                               (1.3)             (1.9)
_____________________________________________________________________________________
TOTAL STOCKHOLDERS' EQUITY                                                 397.4             370.7
_____________________________________________________________________________________
                                                                       $ 1,447.0           1,467.7
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                              (UNAUDITED)

                                   (Millions, except per share data)
                                                                               Three months ended
                                                                                    March 31,
                                                                                1996         1995
_____________________________________________________________________________________
REVENUES:
Oil and gas                                                                   $147.7          109.1
Refined products                                                               114.8           82.2
Other                                                                            3.7            1.8
_____________________________________________________________________________________
                                                                               266.2          193.1
_____________________________________________________________________________________
COSTS AND EXPENSES:
Lease operating and facility expenses                                           30.0           29.5
Refinery cost of sales and operating expenses                                  114.4           79.6
Dry holes and exploratory charges                                               21.5           15.2
Depletion, depreciation and amortization                                        43.5           36.9
Taxes, other than on earnings                                                    6.2            6.4
General, administrative and other expenses                                       9.6           10.7
Interest and debt expenses                                                       9.2            9.4
_____________________________________________________________________________________
                                                                               234.4          187.7
_____________________________________________________________________________________
Earnings before income taxes                                                    31.8            5.4
Income tax expense                                                              11.2            1.9
_____________________________________________________________________________________
NET EARNINGS                                                                  $ 20.6            3.5
_____________________________________________________________________________________

EARNINGS PER SHARE                                                            $ 0.61           0.11
_____________________________________________________________________________________

AVERAGE SHARES                                                                  33.7           33.5
_____________________________________________________________________________________

CASH DIVIDENDS PER SHARE                                                      $ 0.06           0.06
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                         (Millions of dollars)

                                                                               Three months ended
                                                                                    March 31,
                                                                                1996         1995
_____________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                  $ 20.6            3.5
Adjustments to reconcile to cash flows
 from operations:
   Depletion, depreciation and amortization                                     43.5           36.9
   Deferred income taxes                                                         6.8              -
   Dry holes and impairment charges                                             13.3            8.5
   Other                                                                          .4           (1.6)
_____________________________________________________________________________________
                                                                                84.6           47.3
   Changes in operating assets and liabilities:
     Net (increase) decrease in receivables                                     (3.4)          28.2
     Net decrease in inventories                                                 3.7            7.4
     Net decrease in prepaid items                                               4.3            2.0
     Net decrease in payables                                                   (7.0)         (36.2)
     Other                                                                      (6.3)          (3.0)
_____________________________________________________________________________________
NET CASH FLOWS FROM OPERATING ACTIVITIES                                        75.9           45.7
_____________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                           (43.4)         (52.3)
Proceeds from asset sales                                                         .1            2.7
Other                                                                            3.3           (2.1)
_____________________________________________________________________________________
Net cash flows from investing activities                                       (40.0)         (51.7)
_____________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to long-term debt                                                     42.9           12.3
Repayments of long-term debt                                                   (92.0)          (9.5)
Advances against cash surrender value                                            9.6            9.0
Dividends                                                                       (2.0)          (2.0)
Repayment of loans to ESOP                                                        .6             .8
Other                                                                            3.9           (4.8)
_____________________________________________________________________________________
NET CASH FLOWS FROM FINANCING ACTIVITIES                                       (37.0)           5.8
_____________________________________________________________________________________
DECREASE IN CASH AND CASH EQUIVALENTS                                         $ (1.1)           (.2)
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996, and the results of operations and cash flows for the three-month periods ended March 31, 1996 and 1995.

      Maryland General Corporate Law was amended whereby repurchased stock of a corporation constitutes authorized but unissued stock rather than treasury stock. Accordingly, effective January 1, 1994, the par value of treasury stock ($.7 million) has been reclassed as a reduction of capital stock issued. The cost of treasury stock in excess of par value has been charged to additional paid-in capital ($81.5 million), to the extent available, and the balance ($82.2 million) has been charged to retained earnings. All capital stock transactions subsequent to January 1, 1994 are reflected as either issuances or retirements of capital stock. This change in the law had no effect on total stockholders' equity.

2. For the three months ended March 31, 1996 and 1995, interest costs incurred were $12.6 million and $13.6 million, respectively, of which $3.4 million and $4.2 million, respectively, were capitalized as part of the cost of property, plant and equipment.

3. Earnings per share are calculated on the weighted average number of shares outstanding during each period for capital stock and, when dilutive, capital stock equivalents, which assumes exercise of stock options.

4. In accordance with Regulation S-X, Rule 3-09, the audited consolidated financial statements of the Company's 50%-owned affiliate, MaraLou Netherlands Partnership (MaraLou) and its wholly-owned consolidated subsidiary, CLAM Petroleum Company (CLAM), were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

      Accordingly, the following unaudited summarized consolidated income statement information for MaraLou and its consolidated subsidiary, CLAM, for the three-month periods ended March 31, 1996 and 1995 are presented in accordance with Regulation S-X, Rule 10-01(b).

                                                                                    (Unaudited)
                                                                                Three months ended
                                                                                     March 31,
                                                                                1996          1995
      _________________________________________________________________________________
      Gross revenues                                                          $ 31.7            25.0
      _________________________________________________________________________________
      Operating profit                                                          16.9            12.5
      _________________________________________________________________________________
      Net earnings                                                               8.0             5.4
      _________________________________________________________________________________
/TABLE

5. The Company has been notified by the U.S. Environmental Protection Agency that it is one of many Potentially Responsible Parties (PRP) with respect to certain National Priorities List sites. Based on its evaluation of the potential total cleanup costs, its estimate of its potential exposure, and the viability of the other PRP's, the Company believes that any costs ultimately required to be borne by it at these sites will not have a material adverse effect on the results of operations, cash flow or financial position of the Company.

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

                                  INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors
The Louisiana Land and Exploration Company:

We have reviewed the consolidated balance sheet of The Louisiana Land and Exploration Company and subsidiaries as of March 31, 1996, and the related consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Louisiana Land and Exploration Company and subsidiaries as of December 31, 1995, and the related consolidated statements of earnings (loss), stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 2, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                               /KPMG PEAT MARWICK LLP

                                               KPMG PEAT MARWICK LLP

New Orleans, Louisiana
May 10, 1996

Item 2.     Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.


                                         REVIEW OF OPERATIONS

     First quarter 1996 net earnings totaled $20.6 million, up significantly from the $3.5 million earned in the first quarter of 1995. The improvement in net earnings resulted from a 35% increase in oil and gas revenues due to higher natural gas volumes and improved product prices.


                                        OIL AND GAS OPERATIONS

     Revenues from the Company's oil and gas operations were up almost $39 million from the first quarter of 1995. Liquids revenues were up $1 million due to the effect of higher worldwide crude oil prices ($6 million) which more than offset the effect of reduced volumes ($5 million). Natural gas revenues were up $36 million as a result of higher deliveries ($5 million) and prices ($31 million).

     Crude oil volumes were 2300 barrels per day (BPD) lower than first quarter 1995 volumes. Domestic and North Sea operations were down 1700 BPD and 1500 BPD, respectively, primarily due to natural declines at mature properties and increased downtime due to drilling, maintenance and repair activities. New wells onstream at south Louisiana properties and the Brae Complex partially offset these production declines. Other foreign operations were up 900 BPD primarily due to new wells coming onstream in mid-1995 from the KAKAP concession, offshore Indonesia. The increase in other foreign production was partially offset by natural declines at mature properties and the effect of the 1995 sale of the Company's Canadian properties.

     Natural gas deliveries were up 37 million cubic feet per day from the prior year first quarter primarily due to higher domestic and North Sea production. Domestic deliveries were up due to new domestic wells onstream and the weather-related demand for natural gas which resulted in the return to production of domestic wells which had been voluntarily curtailed due to low prices during the prior year period. The higher domestic deliveries were partially offset by the effects of natural declines at mature producing properties and the sale of certain oil and gas properties since the 1995 quarter. North Sea deliveries were up due to increased demand caused by colder than normal weather. Also, contributing to the increase, were higher volumes from the Company's 50%-owned affiliate, CLAM Petroleum Company. Other foreign production was down due to the sale of Canadian properties.

Item 2.     Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.  (Continued)


     Costs and expenses were higher in the first quarter of 1996. Lease operating and facility expenses (LOE) were up marginally as reductions in operating costs almost offset higher workover costs, repair charges and facilities expenses. Depletion, depreciation and amortization (DD&A) was up $7 million as a result of the DD&A associated with new wells onstream. Dry holes and exploratory charges increased due to the write-off of an increased number of unsuccessful exploratory wells and higher seismic costs incurred. Interest and debt expenses were essentially unchanged from the 1995 quarter as a decline in interest incurred on a lower debt level was offset by reduced interest capitalized on qualifying projects.


                                          REFINING OPERATIONS

     Refining operations resulted in a $.3 million pretax operating loss for the first quarter of 1996, which was down from the $1.4 million pretax operating profit reported in the comparable 1995 quarter. This resulted primarily from volume related increases in crude oil feedstock costs ($31 million) and operating expenses ($2 million) which more than offset the favorable impact of higher sales volumes ($27 million) and product prices ($4 million).


                                    LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter of 1996, the Company generated approximately $76 million in cash from operations. However, cash and equivalents were reduced $1 million from the December 31, 1995 level primarily as the result of expenditures for capital projects ($43 million), reductions of long-term debt ($49 million) and dividends paid ($2 million). The Company's cash position was supplemented with advances against cash surrender values of life insurance policies ($10 million).

     In 1995, the Company initiated a hedging program designed to minimize the price risks associated with future natural gas and crude oil pro-duction. This program utilizes futures, forwards, options and swap contracts in series of transactions designed to set a floor price for future production and at the same time allow the Company to participate in market price increases above a set level over the floor price. At March 31, 1996, approximately 69 trillion British Thermal Units (BTU) of domestic gas production for the remainder of 1996 were covered by a series of transactions designed to set an average floor price of $1.79 per million BTU and at the same time allow the Company to participate in natural gas

Item 2.     Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.  (Continued)


price increases more than $0.19 per million BTU above the floor price. For 1997, approximately 40 trillion BTU of domestic gas production were similarly hedged at an average floor price of $1.82 per million BTU with the Company participating in price increases more than $0.15 per million BTU above the floor price. While these transactions have no carrying value, their fair value, represented by the estimated amount that would be required to terminate the contracts, was a net cost of $4.9 million for the 1996 hedges and a net benefit of $1.1 million for the 1997 hedges. (The Company estimates that its domestic natural gas production averages approximately 1.07 million BTU for each thousand cubic feet.) In addition, approximately 4.7 million barrels of the Company's worldwide 1996 crude oil production for the period of April through August were similarly hedged at an average floor price of $18.90 per barrel with the Company participating in price increases more than $1.25 per barrel above the floor price. These transactions also do not have carrying values, but their fair value at March 31, 1996 amounted to a net benefit of $.9 million.

     The Company expects to fund its 1996 expenditures, including an increased level of capital and exploration expenditures of approximately $237 million, primarily from operating cash flows. The Company continues to pursue the sale or other alternatives for its Mobile Refinery. The Company's expenditures are continually reviewed, and revised as necessary, based on perceived current and long-term economic conditions.


                            CAPITAL STOCK, DIVIDENDS AND OTHER MARKET DATA

     As more fully discussed in Note 14 of "Notes to Consolidated Financial Statements" in the Company's 1995 Annual Report to Shareholders, the Company's Board of Directors in 1986 declared a dividend to shareholders consisting of Capital Stock Purchase Rights ("Rights") issued under the Shareholder Rights Agreement ("Agreement") to protect shareholders. At its regularly scheduled meeting held on May 9, 1996, the Board of Directors has amended and restated the terms of the Agreement to extend the expiration date to June 6, 2006, increase the exercise price of Rights to $175, lower the ownership threshold at which Rights become exercisable to 20% and eliminate the provision that excluded an all-cash offer made to shareholders for all outstanding shares.


NOTE: The accompanying consolidated financial statements and notes thereto included in Item 1. of this Form 10-Q and the petroleum segment information and operating data following this Item 2. are an integral part of this discussion and analysis and should be read in conjunction herewith.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                     PETROLEUM SEGMENT INFORMATION

                                         (Millions of dollars)

                                                                               Three months ended
                                                                                    March 31,
                                                                                1996         1995
_____________________________________________________________________________________
Sales to unaffiliated customers:
  Domestic                                                                    $218.9          152.6
  North Sea                                                                     37.1           34.9
  Other foreign                                                                  6.5            3.8
_____________________________________________________________________________________
                                                                               262.5          191.3
Interest and other income                                                        3.7            1.8
_____________________________________________________________________________________
  Total revenues                                                              $266.2          193.1
_____________________________________________________________________________________

Earnings (loss) before income taxes:
  Operating profit (loss):
    Domestic                                                                    41.7           18.7
    North Sea                                                                   12.1           10.4
    Other foreign                                                               (4.3)          (3.7)
_____________________________________________________________________________________
                                                                                49.5           25.4
  Other income (expense), net                                                  (17.7)         (20.0)
_____________________________________________________________________________________
    Earnings before income taxes                                              $ 31.8            5.4
_____________________________________________________________________________________

Capital expenditures:
  Exploration:
    Domestic                                                                    17.9           11.7
    North Sea                                                                      -              -
    Other foreign                                                                2.1            3.9
_____________________________________________________________________________________
                                                                                20.0           15.6
_____________________________________________________________________________________

  Development:
    Domestic                                                                    10.2           12.3
    North Sea                                                                    6.0            2.7
    Other foreign                                                                2.4            3.8
_____________________________________________________________________________________
                                                                                18.6           18.8
_____________________________________________________________________________________
                                                                                38.6           34.4
  Refining and marketing                                                          .3            1.1
_____________________________________________________________________________________
                                                                                38.9           35.5
  Capitalized interest                                                           3.4            4.2
  Other                                                                           .5            1.5
_____________________________________________________________________________________
                                                                              $ 42.8           41.2
_____________________________________________________________________________________

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                            OPERATING DATA

                                                                               Three months ended
                                                                                    March 31,
                                                                                1996         1995
_____________________________________________________________________________________
OIL AND GAS OPERATIONS1
CRUDE AND CONDENSATE2
Production (thousands of barrels per day):
  Domestic                                                                      19.9           21.6
  North Sea                                                                     16.3           17.8
  Other foreign                                                                  4.0            3.1
_____________________________________________________________________________________
                                                                                40.2           42.5
_____________________________________________________________________________________
Average price received (per barrel):
  Domestic                                                                    $19.06          17.88
  North Sea                                                                    18.76          17.27
  Other foreign                                                                17.68          12.94
  Consolidated                                                                 18.80          17.27
_____________________________________________________________________________________
PLANT PRODUCTS
Production (thousands of barrels per day):
  Domestic                                                                       1.9            3.4
  North Sea                                                                       .9            1.0
_____________________________________________________________________________________
                                                                                 2.8            4.4
_____________________________________________________________________________________
Average price received (per barrel):
  Domestic                                                                    $12.35          11.26
  North Sea                                                                    16.56          15.89
  Consolidated                                                                 13.71          12.34
_____________________________________________________________________________________
NATURAL GAS
Production (millions of cubic feet per day):
  Domestic                                                                     255.2          232.8
  North Sea                                                                     37.9           27.4
  Other foreign                                                                    -            2.4
  CLAM Petroleum Company                                                        60.0           53.6
_____________________________________________________________________________________
                                                                               353.1          316.2
_____________________________________________________________________________________
Average price received (per MCF):
  Domestic                                                                    $ 2.87           1.51
  North Sea                                                                     2.22           2.38
  Other foreign                                                                    -           0.72
  CLAM Petroleum Company                                                        2.83           2.49
  Consolidated                                                                  2.80           1.75
_____________________________________________________________________________________

1 Includes the Company's 50% equity interest in its unconsolidated affiliate, CLAM
  Petroleum Company.
2 Before the elimination of intercompany transfers.

                             THE LOUISIANA LAND AND EXPLORATION COMPANY

                                     OPERATING DATA  (CONTINUED)

                                                                              Three months ended
                                                                                   March 31,
(Millions of dollars)                                                          1996         1995
____________________________________________________________________________________
REFINING OPERATIONS
Refining Operating Profit (Loss):
  Revenues:
    Refined products*                                                         $121.1          90.5
    Other                                                                         .1             -
____________________________________________________________________________________
                                                                               121.2          90.5
____________________________________________________________________________________
  Cost and expenses:
    Cost of sales*                                                             109.2          78.0
    Operating expenses                                                          11.5           9.9
    Depreciation                                                                  .4            .4
    Taxes, other than income                                                      .4            .8
____________________________________________________________________________________
                                                                               121.5          89.1
____________________________________________________________________________________
                                                                              $  (.3)          1.4
____________________________________________________________________________________
*Before the elimination of intercompany
  transfers to the Company's refinery                                         $  6.3           8.3
____________________________________________________________________________________
Sales (thousands of barrels per day)                                            63.3          49.5
____________________________________________________________________________________
Average price received (per barrel)                                           $21.02         20.31
____________________________________________________________________________________

____________________________________________________________________________________
GROSS WELLS DRILLED
Working Interest
Exploratory:
  Oil                                                                              2             -
  Gas                                                                              2             7
  Dry                                                                              3             1
____________________________________________________________________________________
                                                                                   7             8
____________________________________________________________________________________
Development:
  Oil                                                                              5             2
  Gas                                                                              1             2
  Dry                                                                              -             -
____________________________________________________________________________________
                                                                                   6             4
____________________________________________________________________________________
Total working interest                                                            13            12
Royalty Interest                                                                   2             5
____________________________________________________________________________________
Total wells                                                                       15            17
____________________________________________________________________________________
NET WELLS DRILLED
Exploratory:
  Oil                                                                             .7             -
  Gas                                                                            1.0           3.3
  Dry                                                                             .9            .7
____________________________________________________________________________________
                                                                                 2.6           4.0
____________________________________________________________________________________
Development:
  Oil                                                                             .6            .4
  Gas                                                                             .5            .5
  Dry                                                                              -             -
____________________________________________________________________________________
                                                                                 1.1            .9
____________________________________________________________________________________
Total net wells                                                                  3.7           4.9
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


Dated:  May 10, 1996