Form 10-Q
period 1996-06-30
LOUISIANA LAND & EXPLORATION CO
filed 1996-08-13
CIK 60512

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D. C.  20549

                                          FORM 10-Q

(Mark One)
  X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended JUNE 30, 1996

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

                                                     Outstanding at
          Class                                      August 1, 1996
CAPITAL STOCK, $.15 PAR VALUE                     34,138,709 SHARES

                         THE LOUISIANA LAND AND EXPLORATION COMPANY

                                            INDEX


                                                           Page
                                                           Number
_________________________________________________________________

PART  I.       FINANCIAL INFORMATION:

   Item 1.   Financial Statements:

         (The June 30, 1996 and 1995 consolidated financial state-ments included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors, in accordance with established professional standards and procedures for such a review. The report of KPMG Peat Marwick LLP commenting upon their review is included herein.)

         Consolidated Balance Sheets - June 30, 1996 and
               December 31, 1995.............................        3

         Consolidated Statements of Earnings - three months
               and six months ended June 30, 1996 and 1995...        4

         Consolidated Statements of Cash Flows - six months
               ended June 30, 1996 and 1995..................       5

         Notes to Consolidated Financial Statements........      6-7

         Independent Auditors' Review Report...............        8

   Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations...............................     9-12

   Petroleum Segment Information.........................       13

   Operating Data........................................    14-15


Part II.       OTHER INFORMATION:

   Item 6.   Exhibits and Reports on Form 8-K............       16

                               Part I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.


                         THE LOUISIANA LAND AND EXPLORATION COMPANY

                                 CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)
                                    (Millions of dollars)

                                                                        June 30,      December 31,
ASSETS                                                                      1996              1995
_____________________________________________________________________________________
CURRENT ASSETS:
Cash, including cash equivalents (June 30,
  1996-$3.0; December 31, 1995-$1.0)                                   $    11.7              10.3
Accounts and notes receivable, principally trade                           132.5             143.6
Income taxes receivable                                                       .5                .2
Inventories                                                                 43.0              38.7
Prepaid expenses                                                            14.2              12.9
Deferred income taxes                                                         .9                .9
_____________________________________________________________________________________
TOTAL CURRENT ASSETS                                                       202.8             206.6
_____________________________________________________________________________________
Investments in affiliates                                                   15.1              19.9
Property, plant and equipment                                            3,185.9           3,120.9
Less accumulated depletion, depreciation and amortization               (1,981.5)         (1,913.3)
_____________________________________________________________________________________
NET PROPERTY, PLANT AND EQUIPMENT                                        1,204.4           1,207.6
_____________________________________________________________________________________
Other assets                                                                33.0              33.6
_____________________________________________________________________________________
                                                                       $ 1,455.3           1,467.7
_____________________________________________________________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY
_____________________________________________________________________________________
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                      208.1             199.8
Income taxes payable                                                         6.4                .8
_____________________________________________________________________________________
TOTAL CURRENT LIABILITIES                                                  214.5             200.6
_____________________________________________________________________________________
Deferred income taxes                                                       62.2              49.6
Long-term debt                                                             592.4             691.6
Other liabilities                                                          158.5             155.2
_____________________________________________________________________________________
STOCKHOLDERS' EQUITY:
Capital stock                                                                5.1               5.0
Additional paid-in capital                                                  36.8              14.8
Retained earnings                                                          386.5             352.8
_____________________________________________________________________________________
                                                                           428.4             372.6
Loans to ESOP                                                                (.7)             (1.9)
_____________________________________________________________________________________
TOTAL STOCKHOLDERS' EQUITY                                                 427.7             370.7
_____________________________________________________________________________________
                                                                       $ 1,455.3           1,467.7
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                              (UNAUDITED)

                                   (Millions, except per share data)


                                                     Three months ended          Six months ended
                                                          June 30,                   June 30,
                                                      1996         1995         1996         1995
_____________________________________________________________________________________

REVENUES:
Oil and gas                                         $135.8          115.3      283.5          224.4
Refined products                                     110.2           93.2      225.0          175.4
Gain on sale of oil and gas properties                  .3            2.2         .3            2.2
Other                                                  1.1            2.4        4.8            4.2
_____________________________________________________________________________________
                                                     247.4          213.1      513.6          406.2
_____________________________________________________________________________________
COSTS AND EXPENSES:
Lease operating and facility expenses                 27.9           29.9       57.9           59.4
Refinery cost of sales and operating
 expenses                                            101.7           91.8      216.1          171.4
Dry holes and exploratory charges                     21.8           16.9       43.3           32.1
Depletion, depreciation and amortization              44.6           39.0       88.1           75.9
Taxes, other than on earnings                          6.3            6.3       12.5           12.7
General, administrative and other
 expenses                                              9.7            9.8       19.3           20.5
Interest and debt expenses                             8.9            9.6       18.1           19.0
_____________________________________________________________________________________
                                                     220.9          203.3      455.3          391.0
_____________________________________________________________________________________
Earnings before income taxes                          26.5            9.8       58.3           15.2
Income tax expense                                     9.3            3.4       20.5            5.3
_____________________________________________________________________________________
NET EARNINGS                                        $ 17.2            6.4       37.8            9.9
_____________________________________________________________________________________

EARNINGS PER SHARE                                  $ 0.50           0.19       1.11           0.30
_____________________________________________________________________________________

AVERAGE SHARES                                        34.2           33.5       34.0           33.5
_____________________________________________________________________________________

CASH DIVIDENDS PER SHARE                            $ 0.06           0.06       0.12           0.12
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                         (Millions of dollars)


                                                                                 Six months ended
                                                                                     June 30,
                                                                                1996         1995
_____________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                $  37.8             9.9
Adjustments to reconcile to cash flows
 from operations:
   Gain on sale of oil and gas properties                                       (.3)           (2.2)
   Depletion, depreciation and amortization                                    88.1            75.9
   Deferred income taxes                                                       12.6               -
   Dry holes and impairment charges                                            22.3            18.0
   Other                                                                        6.1              .9
_____________________________________________________________________________________
                                                                              166.6           102.5
   Changes in operating assets and liabilities:
     Net decrease in receivables                                               10.4            17.2
     Net (increase) decrease in inventories                                    (4.3)            6.4
     Net (increase) decrease in prepaid items                                  (1.3)            2.0
     Net increase (decrease) in payables                                        7.8           (28.6)
     Other                                                                     (2.1)            (.3)
_____________________________________________________________________________________
NET CASH FLOWS FROM OPERATING ACTIVITIES                                      177.1            99.2
_____________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                          (99.7)         (101.6)
Proceeds from asset sales                                                        .5             6.3
Other                                                                            .5            (6.1)
_____________________________________________________________________________________
NET CASH FLOWS FROM INVESTING ACTIVITIES                                      (98.7)         (101.4)
_____________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to long-term debt                                                       -            29.1
Repayments of long-term debt                                                  (99.2)          (32.6)
Advances against cash surrender value                                           9.6             9.0
Dividends                                                                      (4.1)           (4.0)
Repayment of loans to ESOP                                                      1.2             1.7
Other                                                                          15.5            (4.8)
_____________________________________________________________________________________
NET CASH FLOWS FROM FINANCING ACTIVITIES                                      (77.0)           (1.6)
_____________________________________________________________________________________
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            $   1.4            (3.8)
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 1996 and 1995.

      Maryland General Corporate Law was amended whereby repurchased stock of a corporation constitutes authorized but unissued stock rather than treasury stock. Accordingly, effective January 1, 1994, the par value of treasury stock ($.7 million) has been reclassed as a reduction of capital stock issued. The cost of treasury stock in excess of par value has been charged to additional paid-in capital($81.5 million), to the extent avaliable, and the balance ($82.2 million) has been charged to retained earnings. All capital stock transactions subsequent to Janaury 1, 1994 are reflected as either issuances or retirements of capital stock. This change in the law had no effect on total stockholders' equity.

2. For the three months ended June 30, 1996 and 1995, interest costs incurred were $11.8 million and $14.0 million, respectively, of which $2.9 million and $4.4 million, respectively, were capitalized as part of the cost of property, plant and equipment. For the six months ended June 30, 1996 and 1995, interest costs incurred were $24.4 million and $27.6 million, respectively, of which $6.3 million and $8.6 million, respectively, were capitalized as part of the cost of property, plant and equipment.

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

      Accordingly, the following unaudited summarized consolidated income statement information for MaraLou and its consolidated subsidiary, CLAM, for the three-month and six-month periods ended June 30, 1996 and 1995 are presented in accordance with Regulation S-X, Rule 10-01(b).

                                                                    (Unaudited)
                                                      Three months ended         Six months ended
                                                           June 30,                  June 30,
                                                       1996         1995          1996       1995
      ________________________________________________________________________________

      Gross revenues                                 $ 21.4           20.7        53.1         45.7
      ________________________________________________________________________________
      Operating profit                                  7.4            7.8        24.3         20.3
      ________________________________________________________________________________
      Net earnings                                      3.8            2.8        11.8          8.2
      ________________________________________________________________________________

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

                                  INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors
The Louisiana Land and Exploration Company:

We have reviewed the consolidated balance sheet of The Louisiana Land and Exploration Company and subsidiaries as of June 30, 1996, and the related consolidated statements of earnings and cash flows for the three-month and six-month periods ended June 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Louisiana Land and Exploration Company and subsidiaries as of December 31, 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 2, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                               /KPMG PEAT MARWICK LLP

                                               KPMG PEAT MARWICK LLP

New Orleans, Louisiana
August 9, 1996

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.


                                         REVIEW OF OPERATIONS

     Second quarter and first half 1996 net earnings totaled $17.2 million and $37.8 million, respectively, up significantly from the net earnings of $6.4 million and $9.9 million for the respective 1995 periods. Both 1995 periods benefitted from after-tax gains from the sales of oil and gas properties of approximately $1.4 million. The improvement in 1996 net earnings was primarily attributable to higher natural gas prices and volumes, and higher refinery operating profits.


                                        OIL AND GAS OPERATIONS

     Revenues from the Company's oil and gas operations for the second quarter of 1996 were up $21 million from the second quarter of 1995. Natural gas revenues were up almost $19 million as a result of higher prices ($14 million) and deliveries ($5 million). Liquids revenues were up $2 million primarily due to higher crude oil volumes.

     In the first half of 1996 revenues from the Company's oil and gas operations were up $59 million from the comparable 1995 period. Natural gas revenues were up $55 million as a result of higher prices ($45 million) and deliveries ($10 million). Liquids revenues were up $4 million as a result of higher crude oil prices ($7 million), which more than offset the effect of reduced volumes ($1 million).

     Crude oil volumes in the second quarter increased 1200 barrels per day
(BPD) from the 1995 quarter. However, in the first half of 1996, volumes declined 600 barrels per day from the comparable 1995 period. Domestic and North Sea operations were up 1100 BPD and 400 BPD, respectively, in the second quarter and down 300 BPD and 500 BPD, respectively, in the first half. New wells onstream at south Louisiana and Brae Complex properties contributed significantly to Domestic and North Sea volumes for both 1996 periods. However, natural production declines at mature properties and downtime due to drilling, maintenance and repair activities partially offset these production increases in the second quarter and resulted in decreases for the 1996 first half. Volumes from other foreign operations in 1996 benefitted from new wells coming onstream in mid-1995 from the KAKAP concession, offshore Indonesia. However, this production from new wells was offset by the effect of the 1995 sale of the Company's Canadian properties.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.  (CONTINUED)


     Natural gas deliveries were up 33 million and 35 million cubic feet per day in the second quarter and first half of 1996, respectively, due to higher domestic and North Sea production. Domestic deliveries were up due to new wells onstream, the return to production of wells shut-in for repairs and maintenance, and weather-related demand for natural gas which resulted in the return to production of domestic wells voluntarily curtailed during the 1995 periods due to low prices. The higher domestic deliveries were partially offset by the effects of natural declines at mature producing properties and wells shut-in during 1996 for repairs and maintenance. North Sea deliveries were up in both periods due to increased demand caused by colder than normal weather. Also, contributing to the increases, were higher volumes from the Company's 50%-owned affiliate, CLAM Petroleum Company. Other foreign production, reflecting the sale of the Company's Canadian properties, was down in both 1996 periods.

     Lease operating and facility expenses were down in both 1996 periods as reductions in operating costs and second quarter workover costs offset higher facilities expenses. Depletion, depreciation and amortization (DD&A) was up $6 million and $12 million in the 1996 second quarter and first half, respectively, as a result of DD&A associated with new wells onstream. Dry holes and exploratory charges increased in both 1996 periods due primarily to the write-off of unsuccessful exploratory wells and higher seismic costs incurred. General, administrative and other expenses were down due to the Company's continuing efforts to minimize expenses. Interest and debt expenses were lower in both periods as a decline in interest incurred on a lower debt level was partially offset by reduced interest capitalized on qualifying projects.


                                          REFINING OPERATIONS

     Refining operations resulted in a $7.8 million pretax operating profit for the second quarter of 1996, which was up significantly from the $.4 million pretax operating profit reported in the comparable 1995 quarter. The favorable impact of higher sales volumes ($17 million) more than offset the effect of higher crude oil feedstock costs ($9 million) and operating expenses ($1 million).

     For the first half of 1996, refining operations resulted in a $7.5 million pretax operating profit, which was up significantly from the $1.8 million pretax operating profit reported in the comparable 1995 period. Higher sales volumes ($44 million) and product prices ($4 million) more than offset the effect of higher crude oil feedstock costs ($40 million) and operating expenses ($3 million).

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.  (CONTINUED)


                                    LIQUIDITY AND CAPITAL RESOURCES

     In the first half of 1996, the Company generated approximately $177 million in cash from operations which, along with available cash, was used for capital projects ($100 million), repayment of long-term debt ($99 million) and dividends ($4 million).

     In 1995, the Company initiated a hedging program designed to minimize the price risks associated with future natural gas and crude oil production. This program utilizes futures, forwards, options and swap contracts in series of transactions designed to set a floor price for future production and at the same time allow the Company to participate in market price increases above a set level over the floor price. At June 30, 1996, approximately 48 trillion British Thermal Units (BTU) of domestic gas production for the remainder of 1996 were covered by a series of transactions designed to set an average floor price of $1.79 per million BTU and at the same time allow the Company to participate in natural gas price increases above the floor price and outside of specific ranges. The Company's non-participation in price increases above the floor price was limited to $0.19 per million BTU. For 1997, approximately 90 trillion BTU of domestic gas production were similarly hedged at an average floor price of $1.84 per million BTU with the Company's non-participation in price increases above the floor price limited to $0.17 per million BTU. While these transactions have no carrying value, their fair value, represented by the estimated amount that would be required to terminate the contracts, were net costs of $6.1 million for the 1996 hedges and $1.2 million for the 1997 hedges. (The Company estimates that its domestic natural gas production averages approximately 1.07 million BTU for each thousand cubic feet.) In addition, approximately 6.9 million barrels of the Company's worldwide 1996 crude oil production for the remainder of 1996 were similarly hedged at an average floor price of $18.03 per barrel with the Company's non-participation in price increases above the floor price limited to $1.29 per barrel. These transactions also do not have carrying values, but their fair value at June 30, 1996 amounted to a net benefit of $.8 million.

     On June 28, 1996, the Company amended its $450 million revolving credit agreement with a syndicate of banks to reduce the banks' commitments to $350 million, extend the maturity for one year to June 30, 2001, reduce interest rates and fees and improve other terms and conditions favorable to the Company.

     Effective July 31, 1996, the Company completed the sale of its crude oil refinery and terminal near Mobile, Alabama for a pretax gain of approximately $2 million. The proceeds from the sale of the refinery and associated inventories were used to reduce long-term debt by approximately $70 million.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.  (CONTINUED)


     The Company expects to fund its 1996 expenditures, including an increased level of capital and exploration expenditures of approximately $240 million, primarily from operating cash flows. The Company's expenditures are continually reviewed, and revised as necessary, based on perceived current and long-term economic conditions.


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

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                     PETROLEUM SEGMENT INFORMATION

                                         (Millions of dollars)

                                                      Three months ended         Six months ended
                                                           June 30,                  June 30,
                                                       1996         1995         1996        1995
_____________________________________________________________________________________

Sales to unaffiliated customers:
  Domestic                                          $207.3           172.8      426.2         325.4
  North Sea                                           33.0            31.4       70.1          66.3
  Other foreign                                        6.0             6.4       12.5          10.2
_____________________________________________________________________________________
                                                     246.3           210.6      508.8         401.9
Interest and other income                              1.1             2.5        4.8           4.3
_____________________________________________________________________________________
  Total revenues                                    $247.4           213.1      513.6         406.2
_____________________________________________________________________________________

Earnings before income taxes:
  Operating profit (loss):
    Domestic                                          38.7            25.7       80.4          44.4
    North Sea                                         10.0             7.0       22.1          17.4
    Other foreign                                     (2.9)           (4.5)      (7.2)         (8.2)
_____________________________________________________________________________________
                                                      45.8            28.2       95.3          53.6
  Other income (expense), net                        (19.3)          (18.4)     (37.0)        (38.4)
_____________________________________________________________________________________
    Earnings before income taxes                    $ 26.5             9.8       58.3          15.2
_____________________________________________________________________________________

Capital expenditures:
  Exploration:
    Domestic                                          26.0            11.1       43.9          22.8
    North Sea                                           .8              .4         .8            .4
    Other foreign                                      4.3             4.3        6.4           8.2
_____________________________________________________________________________________
                                                      31.1            15.8       51.1          31.4
_____________________________________________________________________________________

  Development:
    Domestic                                          20.9            16.1       31.1          28.4
    North Sea                                          4.3             4.4       10.3           7.1
    Other foreign                                      2.4             3.2        4.8           7.0
_____________________________________________________________________________________
                                                      27.6            23.7       46.2          42.5
_____________________________________________________________________________________
                                                      58.7            39.5       97.3          73.9
  Refining and marketing                                .3              .5         .6           1.6
_____________________________________________________________________________________
                                                      59.0            40.0       97.9          75.5
  Capitalized interest                                 2.9             4.4        6.3           8.6
  Other                                                 .3              .9         .8           2.4
_____________________________________________________________________________________
                                                    $ 62.2            45.3      105.0          86.5
_____________________________________________________________________________________

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                            OPERATING DATA

                                                     Three months ended          Six months ended
                                                          June 30,                   June 30,
                                                      1996         1995         1996         1995
_____________________________________________________________________________________

OIL AND GAS OPERATIONS1
CRUDE AND CONDENSATE2
Production (thousands of barrels per day):
  Domestic                                            21.7           20.6       20.8           21.1
  North Sea                                           16.1           15.7       16.2           16.7
  Other foreign                                        3.9            4.2        3.9            3.6
_____________________________________________________________________________________
                                                      41.7           40.5       40.9           41.4
_____________________________________________________________________________________
Average price received (per barrel):
  Domestic                                          $19.29          19.13      19.18          18.49
  North Sea                                          18.33          18.30      18.55          17.76
  Other foreign                                      17.40          16.38      17.55          14.93
  Consolidated                                       18.74          18.52      18.77          17.88
_____________________________________________________________________________________
PLANT PRODUCTS
Production (thousands of barrels per day):
  Domestic                                             2.1            2.9        2.0            3.1
  North Sea                                             .9             .9         .9            1.0
_____________________________________________________________________________________
                                                       3.0            3.8        2.9            4.1
_____________________________________________________________________________________
Average price received (per barrel):
  Domestic                                          $12.53          11.50      12.45          11.37
  North Sea                                          14.26          12.39      15.39          14.26
  Consolidated                                       13.06          11.70      13.37          12.05
_____________________________________________________________________________________
NATURAL GAS
Production (millions of cubic feet per day):
  Domestic                                           272.1          248.8      263.6          240.8
  North Sea                                           28.3           20.6       33.1           24.0
  Other foreign                                          -            2.2          -            2.3
  CLAM Petroleum Company                              44.3           39.7       52.2           46.6
_____________________________________________________________________________________
                                                     344.7          311.3      348.9          313.7
_____________________________________________________________________________________
Average price received (per MCF):
  Domestic                                          $ 2.23           1.65       2.54           1.58
  North Sea                                           2.17           2.34       2.19           2.37
  Other foreign                                          -            .61          -            .67
  CLAM Petroleum Company                              2.64           2.78       2.75           2.61
  Consolidated                                        2.27           1.83       2.54           1.79
_____________________________________________________________________________________

1 Includes the Company's 50% equity interest in its unconsolidated affiliate, CLAM
  Petroleum Company.
2 Before the elimination of intercompany transfers.

                             THE LOUISIANA LAND AND EXPLORATION COMPANY

                                     OPERATING DATA  (CONTINUED)

                                                      Three months ended         Six months ended
                                                           June 30,                  June 30,
                                                      1996          1995         1996        1995
_____________________________________________________________________________________

REFINING OPERATIONS
Refining Operating Profit:
  Revenues:
    Refined products*                               $117.9           101.1      239.0         191.6
    Other                                               .2              .1         .3            .1
_____________________________________________________________________________________
                                                     118.1           101.2      239.3         191.7
_____________________________________________________________________________________
  Cost and expenses:
    Cost of sales*                                    98.2            89.6      207.4         167.6
    Operating expenses                                11.2            10.1       22.7          20.0
    Depreciation                                        .5              .4         .9            .8
    Taxes, other than income                            .4              .7         .8           1.5
_____________________________________________________________________________________
                                                     110.3           100.8      231.8         189.9
_____________________________________________________________________________________
                                                    $  7.8              .4        7.5           1.8
_____________________________________________________________________________________
*Before the elimination of intercompany
  transfers to the Company's refinery               $  7.7             7.9       14.0          16.2
_____________________________________________________________________________________
Sales (thousands of barrels per day)                  58.0            49.7       60.6          49.6
_____________________________________________________________________________________
Average price received (per barrel)                 $22.36           22.33      21.66         21.33
_____________________________________________________________________________________

_____________________________________________________________________________________
GROSS WELLS DRILLED
Working Interest
Exploratory:
  Oil                                                    0               1          2             1
  Gas                                                    3               1          5             8
  Dry                                                    4               3          7             4
_____________________________________________________________________________________
                                                         7               5         14            13
_____________________________________________________________________________________
Development:
  Oil                                                    5               5         10             7
  Gas                                                    2               -          3             2
  Dry                                                    -               -          -             -
_____________________________________________________________________________________
                                                         7               5         13             9
_____________________________________________________________________________________
Total working interest                                  14              10         27            22
Royalty Interest                                         5               6          7            11
_____________________________________________________________________________________
Total wells                                             19              16         34            33
_____________________________________________________________________________________
NET WELLS DRILLED
Exploratory:
  Oil                                                    -              .4         .7            .4
  Gas                                                  1.1              .3        2.1           3.6
  Dry                                                  1.6              .7        2.5           1.4
_____________________________________________________________________________________
                                                       2.7             1.4        5.3           5.4
_____________________________________________________________________________________
Development:
  Oil                                                   .5              .5        1.1            .9
  Gas                                                  1.0               -        1.5            .5
  Dry                                                    -               -          -             -
_____________________________________________________________________________________
                                                       1.5              .5        2.6           1.4
_____________________________________________________________________________________
Total net wells                                        4.2             1.9        7.9           6.8
_____________________________________________________________________________________
/TABLE

                                 PART II.  OTHER INFORMATION



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

       (a)    Exhibits:

              Exhibit 10(l)(i) - Amendment No. 1 to Credit Agreement
                                       dated as of June 8, 1995

              Exhibit 27 - Financial Data Schedule

       (b)    Reports on Form 8-K:

              On May 10, 1996, the Company filed a Current Report on Form 8-K to report the amendment and restatement of the Rights Agreement dated May 25, 1986 between the Company and First Chicago Trust Company of New York, as Successor Rights Agent.


                                         SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                            THE LOUISIANA LAND AND EXPLORATION COMPANY
                                                 (REGISTRANT)



                     By:    /s/ Jerry D. Carlisle
                            __________________________________________
                                   JERRY D. CARLISLE
                                   VICE PRESIDENT AND CONTROLLER
                                   (PRINCIPAL ACCOUNTING OFFICER)


Dated:  August 13, 1996