Form 10-Q
period 1996-09-30
LOUISIANA LAND & EXPLORATION CO
filed 1996-11-12
CIK 60512

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D. C.  20549

                                          FORM 10-Q

(Mark One)
  X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended SEPTEMBER 30, 1996

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

                                                     Outstanding at
          Class                                    October 31, 1996
CAPITAL STOCK, $.15 PAR VALUE                     34,175,029 SHARES

                         THE LOUISIANA LAND AND EXPLORATION COMPANY

                                            INDEX


                                                           Page
                                                           Number
_________________________________________________________________

PART  I.       FINANCIAL INFORMATION:

   Item 1.   Financial Statements:

         (The September 30, 1996 and 1995 consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors, in accordance with established professional standards and procedures for such a review. The report of KPMG Peat Marwick LLP commenting upon their review is included herein.)

         Consolidated Balance Sheets - September 30, 1996 and
               December 31, 1995.............................        3

         Consolidated Statements of Earnings - three months
               and nine months ended September 30, 1996
               and 1995......................................        4

         Consolidated Statements of Cash Flows - nine months
               ended September 30, 1996 and 1995.............       5

         Notes to Consolidated Financial Statements........      6-7

         Independent Auditors' Review Report...............        8

   Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations...............................     9-11

   Petroleum Segment Information.........................       12

   Operating Data........................................    13-14


Part II.       OTHER INFORMATION:

   Item 6.   Exhibits and Reports on Form 8-K............       15

                               Part I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.


                         THE LOUISIANA LAND AND EXPLORATION COMPANY

                                 CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)
                                    (Millions of dollars)

                                                                   September 30,      December 31,
ASSETS                                                                      1996              1995
_____________________________________________________________________________________
CURRENT ASSETS:
Cash, including cash equivalents (September 30,
  1996-$5.2; December 31, 1995-$1.0)                                   $    12.3              10.3
Accounts and notes receivable, principally trade                            85.6             143.6
Income taxes receivable                                                       .6                .2
Inventories                                                                   .4              38.7
Prepaid expenses                                                             7.1              12.9
Deferred income taxes                                                         .9                .9
_____________________________________________________________________________________
TOTAL CURRENT ASSETS                                                       106.9             206.6
_____________________________________________________________________________________
Investments in affiliates                                                    8.4              19.9
Property, plant and equipment                                            3,062.0           3,120.9
Less accumulated depletion, depreciation and amortization               (1,886.4)         (1,913.3)
_____________________________________________________________________________________
NET PROPERTY, PLANT AND EQUIPMENT                                        1,175.6           1,207.6
_____________________________________________________________________________________
Other assets                                                                27.1              33.6
_____________________________________________________________________________________
                                                                       $ 1,318.0           1,467.7
_____________________________________________________________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY
_____________________________________________________________________________________
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                      135.9             199.8
Income taxes payable                                                         2.5                .8
_____________________________________________________________________________________
TOTAL CURRENT LIABILITIES                                                  138.4             200.6
_____________________________________________________________________________________
Deferred income taxes                                                       69.4              49.6
Long-term debt                                                             505.4             691.6
Other liabilities                                                          161.2             155.2
_____________________________________________________________________________________
STOCKHOLDERS' EQUITY:
Capital stock                                                                5.1               5.0
Additional paid-in capital                                                  40.5              14.8
Retained earnings                                                          398.2             352.8
_____________________________________________________________________________________
                                                                           443.8             372.6
Loans to ESOP                                                                (.2)             (1.9)
_____________________________________________________________________________________
TOTAL STOCKHOLDERS' EQUITY                                                 443.6             370.7
_____________________________________________________________________________________
                                                                       $ 1,318.0           1,467.7
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                              (UNAUDITED)

                                   (Millions, except per share data)


                                                     Three months ended         Nine months ended
                                                        September 30,             September 30,
                                                      1996         1995         1996        1995
_____________________________________________________________________________________

REVENUES:
Oil and gas                                         $136.7          116.0      420.2          340.4
Refined products                                      38.5           97.1      263.5          272.5
Gain (loss) on sale of petroleum
 assets                                                1.7            (.7)       2.0            1.5
Other                                                  2.3            (.4)       7.1            3.8
_____________________________________________________________________________________
                                                     179.2          212.0      692.8          618.2
_____________________________________________________________________________________
COSTS AND EXPENSES:
Lease operating and facility expenses                 30.2           29.0       88.1           88.4
Refinery cost of sales and operating
 expenses                                             38.3           96.3      254.4          267.7
Dry holes and exploratory charges                     25.8           17.7       69.1           49.8
Depletion, depreciation and amortization              42.7           40.7      130.8          116.6
Taxes, other than on earnings                          5.3            5.8       17.8           18.5
General, administrative and other
 expenses                                             10.1            9.8       29.4           30.3
Interest and debt expenses                             8.3            9.9       26.4           28.9
_____________________________________________________________________________________
                                                     160.7          209.2      616.0          600.2
_____________________________________________________________________________________
Earnings before income taxes                          18.5            2.8       76.8           18.0
Income tax expense                                     4.8            1.0       25.3            6.3
_____________________________________________________________________________________
NET EARNINGS                                        $ 13.7            1.8       51.5           11.7
_____________________________________________________________________________________

EARNINGS PER SHARE                                  $ 0.40           0.05       1.51           0.35
_____________________________________________________________________________________

AVERAGE SHARES                                        34.4           33.6       34.1           33.5
_____________________________________________________________________________________

CASH DIVIDENDS PER SHARE                            $ 0.06           0.06       0.18           0.18
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                         (Millions of dollars)


                                                                                Nine months ended
                                                                                  September 30,
                                                                                1996         1995
_____________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                $  51.5            11.7
Adjustments to reconcile to cash flows
 from operations:
   Gain on sale of petroleum assets                                            (2.0)           (1.5)
   Depletion, depreciation and amortization                                   130.8           116.6
   Deferred income taxes                                                       19.8             4.7
   Dry holes and impairment charges                                            41.6            29.9
   Other                                                                       13.0             3.6
_____________________________________________________________________________________
                                                                              254.7           165.0
   Changes in operating assets and liabilities,
    net of the sale of refining assets:
     Net (increase) decrease in receivables                                   (18.8)           21.7
     Net (increase) decrease in inventories                                    (4.2)           11.1
     Net decrease in prepaid items                                              3.7             3.0
     Net increase (decrease) in payables                                       33.7           (38.5)
     Other                                                                      (.6)             .6
_____________________________________________________________________________________
NET CASH FLOWS FROM OPERATING ACTIVITIES                                      268.5           162.9
_____________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                         (164.4)         (133.7)
Proceeds from asset sales                                                      70.4             7.6
Other                                                                          (9.8)          (14.5)
_____________________________________________________________________________________
NET CASH FLOWS FROM INVESTING ACTIVITIES                                     (103.8)         (140.6)
_____________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to long-term debt                                                       -            40.5
Repayments of long-term debt                                                 (186.2)          (68.3)
Advances against cash surrender value                                           9.6             9.0
Dividends                                                                      (6.1)           (6.0)
Repayment of loans to ESOP                                                      1.7             2.6
Other                                                                          18.3            (5.0)
_____________________________________________________________________________________
NET CASH FLOWS FROM FINANCING ACTIVITIES                                     (162.7)          (27.2)
_____________________________________________________________________________________
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            $   2.0            (4.9)
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 1996 and 1995.

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

2. On July 31, 1996, the Company completed the sale of its crude oil refinery and terminal near Mobile, Alabama, including crude oil and refined product inventories, for approximately $70 million resulting in a pretax gain of approximately $2 million. The net book value of refinery property, plant and equipment at that date totaled approxi-mately $33 million. The following table sets forth the refinery operating results for the periods indicated.

                                                       Periods Ended             Periods ended
                                                     September 30, 1996        September 30, 1995
                                                      One         Seven        Three        Nine
                                                     Month        Months       Months      Months
_____________________________________________________________________________________

REFINING OPERATIONS
Refining Operating Profit (Loss):
  Revenues:
    Refined products*                               $ 41.4           280.4      103.3         294.9
    Other                                                -              .3         .1            .2
_____________________________________________________________________________________
                                                      41.4           280.7      103.4         295.1
_____________________________________________________________________________________
  Cost and expenses:
    Cost of sales*                                    37.3           244.7       92.7         260.3
    Operating expenses                                 3.9            26.6        9.8          29.8
    Depreciation                                        .2             1.1         .5           1.3
    Taxes, other than income                            .1              .9         .8           2.3
_____________________________________________________________________________________
                                                      41.5           273.3      103.8         293.7
_____________________________________________________________________________________
                                                    $  (.1)            7.4        (.4)          1.4
_____________________________________________________________________________________
*Before the elimination of intercompany
  transfers to the Company's refinery               $  2.9            16.9        6.2          22.4
_____________________________________________________________________________________

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3. For the three months ended September 30, 1996 and 1995, interest costs incurred were $10.8 million and $13.4 million, respectively, of which $2.5 million and $3.5 million, respectively, were capitalized as part of the cost of property, plant and equipment. For the nine months ended September 30, 1996 and 1995, interest costs incurred were $35.2 million and $41.0 million, respectively, of which $8.8 million and $12.1 million, respectively, were capitalized as part of the cost of property, plant and equipment.

4. Earnings per share are calculated on the weighted average number of shares outstanding during each period for capital stock and, when dilutive, capital stock equivalents, which assumes exercise of stock options.

5. In accordance with Regulation S-X, Rule 3-09, the audited consolidated financial statements of the Company's 50%-owned affiliate, MaraLou Netherlands Partnership (MaraLou) and its wholly-owned consolidated subsidiary, CLAM Petroleum Company (CLAM), were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

      Accordingly, the following unaudited summarized consolidated income statement information for MaraLou and its consolidated subsidiary, CLAM, for the three-month and nine-month periods ended September 30, 1996 and 1995 are presented in accordance with Regulation S-X, Rule 10-01(b).

                                                                    (Unaudited)
                                                      Three months ended        Nine months ended
                                                         September 30,             September 30,
                                                       1996         1995          1996       1995
      ________________________________________________________________________________

      Gross revenues                                  $16.5           14.0        69.6         59.7
      ________________________________________________________________________________
      Operating profit                                  7.3            2.8        31.6         23.1
      ________________________________________________________________________________
      Net earnings (loss)                             $ 2.2             .6        14.0          8.8
      ________________________________________________________________________________

6. The Company has been notified by the U.S. Environmental Protection Agency that it is one of many Potentially Responsible Parties (PRP) with respect to certain National Priorities List sites. Based on its evaluation of the total cleanup costs, its estimate of its potential exposure, and the viability of the other PRP's, the Company believes that any costs ultimately required to be borne by it at these sites will not have a material adverse effect on the results of operations, cash flow or financial position of the Company.

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

                                  INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors
The Louisiana Land and Exploration Company:

We have reviewed the consolidated balance sheet of The Louisiana Land and Exploration Company and subsidiaries as of September 30, 1996, and the related consolidated statements of earnings and cash flows for the three-month and nine-month periods ended September 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management.

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

New Orleans, Louisiana
November 11, 1996

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.


                                         REVIEW OF OPERATIONS

     Third quarter operations resulted in pretax earnings of $18.5 million for the 1996 quarter and $76.8 million for the first nine months. These results were up significantly from the pretax earnings of $2.8 million and $18.0 million for the respective 1995 periods. The improvement in 1996 net earnings was primarily attributable to higher natural gas prices and volumes and higher crude oil prices. The 1996 third quarter and first nine months also benefitted from a nonrecurring pretax gain of approximately $2.0 million from the sale of the Company's crude oil refinery and terminal near Mobile, Alabama.


                                        OIL AND GAS OPERATIONS

     Revenues from the Company's oil and gas operations for the third quarter of 1996 were up $21 million from the third quarter of 1995. Natural gas revenues were up $20 million as a result of higher prices ($10 million) and deliveries ($10 million). Even though crude oil volumes were down, liquids revenues were up $1 million primarily due to higher crude oil prices.

     In the first nine months of 1996 revenues from the Company's oil and gas operations were up almost $80 million from the comparable 1995 period. An increase in natural gas revenues of $75 million, which resulted from higher prices ($55 million) and deliveries ($20 million), accounted for most of the increase. Liquids revenues were up $4 million as a result of higher crude oil prices ($18 million), which more than offset the effect of reduced volumes ($12 million).

     Crude oil volumes in the third quarter and first nine months of 1996 decreased 7500 and 2900 barrels per day (BPD), respectively, from the comparable 1995 periods primarily due to lower North Sea and other foreign volumes. The decline in North Sea volumes was attributable to natural declines and the shutdown of the Tiffany and Toni fields at T-Block during tie-in of the Thelma field. Volumes from other foreign operations were down due to lower volumes at the KAKAP concession offshore Indonesia and the effect of the 1995 fourth quarter sale of the Company's Canadian properties. New wells onstream at south Louisiana properties contributed significantly to domestic volumes for both 1996 periods. However, natural production declines at mature properties partially offset these production increases.

     Natural gas deliveries were up 60 million and 44 million cubic feet per day in the third quarter and first nine months of 1996, respectively, primarily due to higher domestic volumes. Domestic deliveries were up due to new wells onstream, the return to production of wells shut-in for repairs and maintenance, and the return to production of domestic wells voluntarily curtailed during the 1995 periods due to low prices. The higher domestic deliveries were partially offset by the effects of natural declines at mature producing properties and wells shut-in during 1996 for repairs and maintenance. While North Sea deliveries were down in the 1996

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.  (CONTINUED)



third quarter, deliveries were up in the nine month period due to increased demand. Other foreign production, reflecting the sale of the Company's Canadian properties, was down in both 1996 periods. Also, contributing to the increases, were higher volumes from the Company's 50%- owned affiliate, CLAM Petroleum Company.

     Lease operating and facility expenses were up in both 1996 periods as higher workover costs, repairs and maintenance costs and facilities expenses more than offset the reductions in operating costs. Depletion, depreciation and amortization (DD&A) was up $2 million and $14 million in the 1996 third quarter and first nine months, respectively, as a result of DD&A associated with new wells onstream. Dry holes and exploratory charges increased in both 1996 periods due primarily to an increased exploration effort and higher seismic costs incurred. General, administrative and other expenses were down in the first nine months of 1996 due to the Company's continuing efforts to minimize expenses. Interest and debt expenses were lower in both periods primarily as a result of the Company's accelerated debt paydown.


                                    LIQUIDITY AND CAPITAL RESOURCES

     In the first nine months of 1996, the Company generated approximately $269 million in cash from operations which, along with the $70 million proceeds from the sale of the refinery and available cash, was used for capital projects ($164 million), repayment of long-term debt ($186 million) and dividends ($6 million).

     In 1995, the Company initiated a hedging program designated to minimize the price risks associated with future natural gas and crude oil production. This program utilizes futures, forwards, options and swap contracts in series of transactions designed to set a floor price for future production and at the same time allow the Company to participate in market price increases above a set level over the floor price. At September 30, 1996, approximately 24 trillion British Thermal Units (BTU) of domestic gas production for the remainder of 1996 were covered by a series of transactions designed to set an average floor price of $1.83 per million BTU and at the same time allow the Company to participate in natural gas price increases above the floor price and outside of specific ranges. The Company's non-participation in price increases above the floor price was limited to $0.18 per million BTU. For 1997, approximately 93 trillion BTU of domestic gas production were similarly hedged at an average floor price of $1.84 per million BTU with the Company's non-participation in price increases above the floor price limited to $0.17 per million BTU. For 1998, approximately 34 trillion BTU of domestic gas production were similarly hedged at an average floor price of $1.76 per million BTU with the Company's non-participation in price increases above the floor price limited to $0.20 per million BTU. While these transactions have no carrying value, their fair value, represented by the estimated amount that would be required to terminate the contracts, were

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.  (CONTINUED)


a net cost of $0.9 million for the 1996 hedges, a net benefit of $3.7 million for the 1997 hedges and a net benefit of $1.7 million for the 1998 hedges. (The Company estimates that its domestic natural gas production averages approximately 1.07 million BTU for each thousand cubic feet.)
In addition, approximately 3.6 million barrels of the Company's worldwide crude oil production for the remainder of 1996 were similarly hedged at an average floor price of $17.40 per barrel with the Company's non-participation in price increases above the floor price limited to $1.35 per barrel. These transactions also do not have carrying values, but their fair value at September 30, 1996 amounted to a net cost of $2.8 million.

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

     The Company expects to fund its 1996 expenditures, including an increased level of capital and exploration expenditures of approximately $250 million, primarily from operating cash flows. The Company's expenditures are continually reviewed, and revised as necessary, based on perceived current and long-term economic conditions.


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

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                     PETROLEUM SEGMENT INFORMATION

                                         (Millions of dollars)

                                                      Three months ended        Nine months ended
                                                         September 30,             September 30,
                                                       1996         1995         1996        1995
_____________________________________________________________________________________

Sales to unaffiliated customers:*
  Domestic                                          $ 141.1          169.0      567.3         494.5
  North Sea                                            30.3           33.3      100.4          99.6
  Other foreign                                         5.5           10.1       18.0          20.3
_____________________________________________________________________________________
                                                      176.9          212.4      685.7         614.4
Interest and other income                               2.3            (.4)       7.1           3.8
_____________________________________________________________________________________
  Total revenues                                    $ 179.2          212.0      692.8         618.2
_____________________________________________________________________________________

Earnings (loss) before income taxes:*
  Operating profit (loss):
    Domestic                                           33.0           19.5      113.4          63.9
    North Sea                                           7.2            9.6       29.3          27.0
    Other foreign                                      (4.0)          (4.5)     (11.2)        (12.7)
_____________________________________________________________________________________
                                                       36.2           24.6      131.5          78.2
  Other income (expense), net                         (17.7)         (21.8)     (54.7)        (60.2)
_____________________________________________________________________________________
    Earnings (loss) before income taxes             $  18.5            2.8       76.8          18.0
_____________________________________________________________________________________

Capital expenditures:
  Exploration:
    Domestic                                           36.4           14.4       80.3          37.2
    North Sea                                            .6              -        1.4            .4
    Other foreign                                       7.7            5.0       14.1          13.2
_____________________________________________________________________________________
                                                       44.7           19.4       95.8          50.8
_____________________________________________________________________________________

  Development:
    Domestic                                           13.1           16.3       44.2          44.7
    North Sea                                           3.6            2.8       13.9           9.9
    Other foreign                                       2.1            2.3        6.9           9.3
_____________________________________________________________________________________
                                                       18.8           21.4       65.0          63.9
_____________________________________________________________________________________
                                                       63.5           40.8      160.8         114.7
  Capitalized interest                                  2.5            3.5        8.8          12.1
  Other                                                 1.0            1.9        2.4           5.9
_____________________________________________________________________________________
                                                    $  67.0           46.2      172.0         132.7
_____________________________________________________________________________________

* Includes refinery sales and operating profit through July 31, 1996.  See Note 2 of
  "Notes to Consolidated Financial Statements."

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                            OPERATING DATA

                                                     Three months ended         Nine months ended
                                                        September 30,             September 30,
                                                      1996         1995         1996         1995
_____________________________________________________________________________________

OIL AND GAS OPERATIONS1
CRUDE AND CONDENSATE2
Production (thousands of barrels per day):
  Domestic                                            21.3           20.1       21.0           20.8
  North Sea                                           13.7           18.3       15.4           17.2
  Other foreign                                        3.4            7.4        3.7            4.9
_____________________________________________________________________________________
                                                      38.4           45.8       40.1           42.9
_____________________________________________________________________________________
Average price received (per barrel):
  Domestic                                          $20.87          17.47      19.76          18.16
  North Sea                                          19.54          16.52      18.84          17.31
  Other foreign                                      17.93          14.87      17.66          14.90
  Consolidated                                       20.14          16.67      19.21          17.45
_____________________________________________________________________________________
PLANT PRODUCTS
Production (thousands of barrels per day):
  Domestic                                             2.6            2.6        2.2            2.9
  North Sea                                             .8            1.1         .9            1.0
_____________________________________________________________________________________
                                                       3.4            3.7        3.1            3.9
_____________________________________________________________________________________
Average price received (per barrel):
  Domestic                                          $12.49          11.58      12.46          11.43
  North Sea                                          14.21          11.83      15.03          13.37
  Consolidated                                       12.90          11.66      13.20          11.92
_____________________________________________________________________________________
NATURAL GAS
Production (millions of cubic feet per day):
  Domestic                                           289.4          229.5      272.3          237.0
  North Sea                                           24.1           27.1       30.1           25.1
  Other foreign                                          -             .9          -            1.8
  CLAM Petroleum Company                              30.6           26.1       44.9           39.7
_____________________________________________________________________________________
                                                     344.1          283.6      347.3          303.6
_____________________________________________________________________________________
Average price received (per MCF):
  Domestic                                          $ 2.12           1.78       2.39           1.65
  North Sea                                           2.10           1.74       2.17           2.14
  Other foreign                                          -           0.74          -            .68
  CLAM Petroleum Company                              2.93           2.72       2.79           2.64
  Consolidated                                        2.19           1.86       2.42           1.81
_____________________________________________________________________________________

1 Includes the Company's 50% equity interest in its unconsolidated affiliate, CLAM
  Petroleum Company.
2 Before the elimination of intercompany transfers.

                             THE LOUISIANA LAND AND EXPLORATION COMPANY

                                     OPERATING DATA  (CONTINUED)

                                                      Three months ended        Nine months ended
                                                        September 30,              September 30,
                                                      1996          1995         1996        1995
_____________________________________________________________________________________

GROSS WELLS DRILLED
Working Interest
Exploratory:
  Oil                                                    2               4          4             5
  Gas                                                    2               -          7             8
  Dry                                                    6               3         13             7
_____________________________________________________________________________________
                                                        10               7         24            20
_____________________________________________________________________________________
Development:
  Oil                                                    5               7         15            14
  Gas                                                    4               2          7             4
  Dry                                                    -               -          -             -
_____________________________________________________________________________________
                                                         9               9         22            18
_____________________________________________________________________________________
Total working interest                                  19              16         46            38
Royalty Interest                                         4               9         11            20
_____________________________________________________________________________________
Total wells                                             23              25         57            58
_____________________________________________________________________________________
NET WELLS DRILLED
Exploratory:
  Oil                                                  1.3             1.4        2.0           1.8
  Gas                                                  1.5               -        3.6           3.6
  Dry                                                  1.7             1.3        4.2           2.7
_____________________________________________________________________________________
                                                       4.5             2.7        9.8           8.1
_____________________________________________________________________________________
Development:
  Oil                                                   .6             1.3        1.7           2.2
  Gas                                                   .9              .7        2.4           1.2
  Dry                                                    -               -          -             -
_____________________________________________________________________________________
                                                       1.5             2.0        4.1           3.4
_____________________________________________________________________________________
Total net wells                                        6.0             4.7       13.9          11.5
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


Dated:  November 12, 1996