Form 10-K
period 1996-12-31
LOUISIANA LAND & EXPLORATION CO
filed 1997-03-25
CIK 60512

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-K

(Mark One)
  X         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the fiscal year ended DECEMBER 31, 1996

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

      State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                                                Aggregate Market Value
         Class of Voting Stock                   at February 28, 1997
     Capital Stock, $.15 par value                  $1,635,094,000

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
                   Class                         February 28, 1997
      Capital Stock, $.15 par value              34,242,802 shares


                      DOCUMENTS INCORPORATED BY REFERENCE

Part III:  The Registrant's Proxy Statement for its Annual Meeting
            of Stockholders to be held on May 8, 1997

                                     INDEX



_________________________________________________________________
                                    PART I

      Items 1 and 2.   Business and Properties.

      The Company
      Contributions of Principal Products
      Petroleum Operations
        General
        Sales
        Oil and Gas Properties
        Oil and Gas Reserves
        Exploration Activities
        Development Activities
        Drilling Activities at December 31, 1996
        Oil and Gas Wells
        Crude and Condensate, Plant Products and Natural Gas
          Production and Prices Realized
      Regulation
        Federal Energy Regulatory Commission
        Environmental Matters

      Item 3.  Legal Proceedings.

      Item 4.  Submission of Matters to a Vote of Security
                 Holders.

      Executive Officers of the Registrant


                                    PART II

      Item 5.  Market for the Registrant's Common Equity
                 and Related Stockholder Matters.

      Item 6.  Selected Financial Data.

      Item 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.

      Item 8.  Financial Statements and Supplementary Data.

      Item 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.

                                   PART  III


      Item 10.  Directors and Executive Officers of the Registrant.

      Item 11.  Executive Compensation.

      Item 12.  Security Ownership of Certain Beneficial Owners and
                   Management.

      Item 13.  Certain Relationships and Related Transactions.


                                   PART  IV

      Item 14.  Exhibits, Financial Statement Schedules, and Reports
                   on Form 8-K.

       (a)(1)  Financial Statements and Supplementary Data

       (a)(2)  Financial Statement Schedules

       (a)(3)  Index to Exhibits

       (b)     Reports on Form 8-K

      Signatures

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

Statements, other than historical facts, contained in this Annual Report on Form 10-K, including statements of estimated oil and gas production and reserves, drilling plans, future cash flows, anticipated capital expenditures and Management's strategies, plans and objectives, are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its forward looking statements are based on reasonable assumptions, it cautions that such statements are subject to a wide range of risks and uncertainties incident to the exploration for, acquisition, development and marketing of oil and gas, and it can give no assurance that its estimates and expectations will be realized. Important factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, changes in production volumes, worldwide demand, and commodity prices for petroleum natural resources; the timing and extent of the Company's success in discovering, acquiring, developing and producing oil and gas reserves; risks incident to the drilling and operation of oil and gas wells; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States and foreign countries in which the Company operates; the effect of hedging activities; and conditions in the capital markets. Other risk factors are discussed elsewhere in this Form 10-K, including those risk factors described under the headings "General", "Sales" and "Environmental Matters."

ITEMS 1 AND 2.   BUSINESS AND PROPERTIES.

                                  The Company

      The Louisiana Land and Exploration Company and subsidiaries (LL&E or the Company) is engaged principally in the exploration for and the development and production of petroleum natural resources. The major portion of LL&E's petroleum operations are conducted in the continental United States, the federal offshore area in the Gulf of Mexico, the North Sea, Colombia and Indonesia. At December 31, 1996, LL&E had 581 employees.


                      Contributions of Principal Products

      The table below sets forth the principal products and their contribution to the operating revenues of LL&E's petroleum operations for the periods indicated. Reference is made to Note 15 of "Notes to Consolidated Financial Statements" for additional information on LL&E's operations.

                                                          Years ended December 31,
(Millions of dollars)                                   19961         1995         1994
_______________________________________________________________________________________
Crude and condensate                                $  292.3         272.8        235.8
Natural gas                                            283.7         172.5        169.9
Refined products2                                      263.5         355.2        361.4
Other petroleum products                                21.0          19.4         15.4
_______________________________________________________________________________________
  Total                                             $  860.5         819.9        782.5
_______________________________________________________________________________________

1 Includes refined products revenues for seven months.  On July 31, 1996, the Company completed the sale of its crude oil refinery and terminal near Mobile, Alabama.  See Note
  3 of "Notes to Consolidated Financial Statements."
2 After elimination of intercompany transfers to the Company's refinery.  In 1996, 1995 and
  1994, such transfers were valued at $16.9 million, $28 million and $24.8 million, respectively.

                             Petroleum Operations

      LL&E employs a staff of petrotechnical professionals to initiate, evaluate, plan and execute LL&E's petroleum activities. Typically, the actual tasks of exploration and development, such as seismic surveys and drilling, are performed by independent specialized contractors under the direction of LL&E's professional staff. LL&E's principal domestic exploration activities at December 31, 1996 were in the Gulf of Mexico and in Louisiana and Wyoming. Outside the United States, LL&E's principal exploration activities were in the North Sea, Algeria, Australia, Tunisia and Venezuela.

      In the United States, LL&E has working interests in development and producing operations principally in Alabama, Florida, Louisiana, Wyoming and the federal offshore area in the Gulf of Mexico. Outside the United States, LL&E has working interests in development and producing operations in the North Sea, Colombia and Indonesia.

      The majority of LL&E's working interest activities occur on property leased from others, which leaseholds are acquired by paying a signature bonus, delay rental and production royalty to the owner of the mineral rights. In 1996, working interest revenues accounted for 89% of LL&E's total oil and gas revenues.

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

      The oil and gas industry is highly competitive in all phases, including the search for and development of new sources of supply and the marketing of crude oil and petroleum products. The oil and gas industry also competes with other industries that supply energy and fuel, and LL&E competes with a number of major integrated oil companies and other companies having greater resources. LL&E participates in bidding for federal leases on the U.S. Outer Continental Shelf, as well as for leases (concessions) in other countries; participation in the bidding for these leases is extremely competitive.

      The principal raw materials and supplies required directly by LL&E for its petroleum operations, other than natural gas processing, are generally available through multiple sources and acquired through specialized independent contractors. The gas processing operations' principal raw material is natural gas. Electricity is the principal energy requirement at the gas processing plants. No serious problems currently exist with respect to the availability of any of these items.

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

Liquids

      During 1996, LL&E's crude oil, condensate and plant products production were sold into various domestic and international markets at prices competitive for the area and for quality of production. In some instances, crude oil, condensate and plant products were traded from area to area and were then sold to third parties or transferred to the Company's refinery. Prior to the sale of its refinery in July, LL&E charged transfers of proprietary production to its refinery at appropriate market prices. The 1996 sales period experienced dramatic price fluctuations with crude oil prices ranging between $17.45 per barrel and $26.57 per barrel. Overall, crude oil prices averaged $22 per barrel at Cushing, Oklahoma for West Texas Intermediate. This price was approximately $3.60 per barrel above the price averaged in 1995.

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

      Less than 1% of LL&E's domestic natural gas production is being sold to interstate pipeline companies. The remainder of the Company's domestic natural gas production is sold primarily to local distribution companies, industrials, electric utilities and aggregators under short- or medium-term contracts at market-responsive prices. The vast majority of the Company's North Sea gas production is sold to distributors, electric generators and aggregators under long-term contracts at prices based on various combinations of commodity and inflation-based indices.

OIL AND GAS PROPERTIES

      Information regarding LL&E's productive and undeveloped acreage is presented under the heading "Oil and Gas Properties" in
Part II, Item 8. - "Financial Statements and Supplementary Data."

Working Interest Properties

      At December 31, 1996, LL&E had working interests in approximately 580 thousand gross (262 thousand net) productive acres and approximately 5.9 million gross (2.7 million net) undeveloped acres. The total unamortized cost to LL&E of such undeveloped acreage at December 31, 1996 was $47 million. Through its affiliate, CLAM Petroleum Company, LL&E had working interests in approximately 42 thousand gross (6 thousand net) productive acres and approximately 577 thousand gross (133 thousand net) undeveloped acres, all located in the Netherlands sector of the North Sea.

      Leaseholds held by LL&E in the United States on privately owned lands generally reserve to the lessor a 12-1/2% to 25% royalty interest in the production from such lands. Federal leases offshore in the Outer Continental Shelf are acquired by sealed bids and generally provide for a royalty of 16-2/3% of the value of production. Federal leases onshore generally are acquired by payment of a filing fee and provide for a royalty of 16-2/3% of the value of production. The primary terms of LL&E's leases vary generally from 3 to 10 years (five years in the case of federal offshore leases), but such leases are automatically extended by production for as long thereafter as production continues.

Royalty Properties

      At December 31, 1996, LL&E owned approximately 594 thousand acres in fee lands in south Louisiana of which approximately 112 thousand acres were leased to various other companies for oil and gas exploration, development and production and an additional 81 thousand acres were subject to geophysical option agreements. Of those leased to others, approximately 89 thousand acres are productive and yield a weighted average royalty to LL&E of 25%. In addition, LL&E holds State of Louisiana leases covering approximately 55 thousand productive acres which have been assigned to Texaco Inc. under a contract (1928 Texaco Contract). Under the 1928 Texaco Contract, which also covers certain fee lands owned by LL&E, LL&E is entitled to receive a 25% royalty interest in the production from the acreage subject to the lease. LL&E is obligated to pay to the lessor of the leasehold interests subject to the 1928 Texaco Contract a royalty which is, in most cases, 12-1/2% of the proceeds from production for such property.

      Of the approximately 401 thousand fee acres not leased to others and not subject to geophysical options, LL&E conducts operations on approximately 1.1 thousand productive acres; the balance of the fee acreage is classified as undeveloped. From time to time, LL&E conducts exploratory activities on this undeveloped fee acreage.


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


EXPLORATION ACTIVITIES

Working Interest

      The Company's exploration expenditures totaled $157 million in 1996: $21 million was spent on seismic data, over $21 million was expended for unproved leases in the United States, and $115 million was expended for participation in 36 wells. Of this total, 18 wells were successful completions: 8 oil and 10 gas.

South Louisiana/Gulf Coast

      During 1996, the Company acquired substantial 3-D seismic data over its fee land and leasehold acreage in south Louisiana. Over 900 square miles of data were added to the Company's existing inventory of 1,000 square miles. At year-end 1996, the Company owned about 20% of all 3-D seismic acquired by the industry in south Louisiana. One of the areas in which the Company is actively acquiring data is the "Transition Zone." The Transition Zone encompasses five miles on each side of the Louisiana coast line and extends from the Texas border to Terrebonne Bay. This area has historically had poor quality seismic data coverage and limited drilling activity. The Company intends to acquire 500 square miles of data over this area, of which 300 is already completed and under evaluation. The Transition Zone is targeted for at least one exploratory well during 1997.

      During 1996, the Company successfully employed 3-D seismic technology to generate new exploratory prospects in the area as well as identify development opportunities in mature producing fields. At the Leleux Field in Vermilion Parish, the L.C. Landry No. 1 was successfully drilled and tested 13.5 million cubic feet of gas per day and 110 barrels of condensate per day. The Company's working interest in this discovery is 45%. The moderate potential, lower risk drilling program continued to produce solid results. For example, the West Paradis LL&E Fee #1 well, which is located on the Company's fee lands, was drilled to 12,567 feet and tested four million cubic feet of gas and 74 barrels of condensate per day. This prospect was generated from the 92 square-mile 1994 Des Allemands 3-D seismic survey. As a result of this success, the Company will drill at least one additional well adjacent to this discovery. Additional prospects generated from this survey are currently under evaluation for future drilling. The Company's working interest in these prospects is 33%; its net revenue interest is 43% as a result of its fee land ownership.

      One of the Company's largest 3-D seismic surveys in the state, the 380 square-mile Terrebonne Bay survey, is nearing completion. This survey covers the Company's fee lands at Caillou Island Field, the second largest field ever discovered in the state of Louisiana, as well as a number of adjacent producing fields and leases. This survey has generated a number of attractive prospects. Three such prospects were successfully drilled in late 1996 which in total tested a net 800 barrels of oil per day and 9.4 million cubic feet of gas per day. Since the beginning of 1997, two additional successful wells have been drilled which tested a net total of 1.7 million cubic feet of gas per day and 345 barrels of oil per day.
At least two additional wells are currently scheduled for drilling in 1997. The Company is a 50% working interest owner in all of these wells. At the same time, Texaco is pursuing an aggressive drilling program at Caillou Island over the Company's fee lands and state leases that were previously leased to Texaco. The first of six wells planned for 1997 was recently successfully completed.
The Company benefits from a 12 1/2% to 25% royalty interest on these properties with no associated drilling or development costs.

      Exploitation of the Bastian Bay Field in Plaquemines Parish continued in 1996. Production volumes grew 66% as a result of workovers and recompletions of additional pay sands that were encountered during the successful 1995 3-D drilling program. Four exploratory wells are planned for this field in 1997.

      Several new 3-D surveys are currently planned for 1997 which will add at least 500 additional square miles of data. By year-end 1997, the Company expects to have covered 90% of its fee lands with 3-D data. At present, the Company has 35 different 3-D surveys in varying stages of acquisition, processing, or interpretation. The Company's growing inventory of 3-D seismic data has yielded 20-25 drilling locations for 1997. Of these, approximately one quarter would be considered high potential opportunities. This sizeable database is expected to produce a constant flow of new exploratory prospects over the next several years.

Gulf of Mexico

      The Company continues to be active in the Gulf of Mexico. During 1996, a discovery was drilled at Green Canyon 45/89, an infield wildcat program was expanded, two new production platforms were installed and substantial new exploratory acreage was added to inventory in both the offshore shelf and deep water areas.

      The discovery at Green Canyon 45/89 was in an area known as the Flex Trend. Referred to as the Cinnamon Prospect, the well is located in 690 feet of water. The well encountered high quality reservoirs and pay between 9,500 and 10,255 feet. A delineation well is planned for the first quarter of 1997 which will further evaluate this discovery and test an additional prospect at a deeper horizon. Development plans will be finalized following drilling of this well.

      One component of the Company's overall Gulf of Mexico strategy is to fully exploit areas around existing fields using 3-D seismic technology. The Company expanded its infield wildcat exploitation program on several properties in the Gulf during 1996. This strategy yields beneficial results because the cost to drill these lower risk wells from existing platforms is attractive, and existing infrastructure can be used to immediately produce the hydrocarbons discovered. In late 1995, the Company recognized that the South Timbalier 148 Field had significant upside potential after acquiring 3-D seismic data over the area that identified several amplitude related targets. The Company acquired an additional 15% working interest in the block prior to drilling the first new well, the A-7, which was completed in 1996 and is producing in excess of 25 MMCFD and 1,600 BCPD. A second exploratory well was recently successfully completed and the third well is currently drilling. Prior to the drilling of these wells, the platform was producing approximately seven million cubic feet of gas per day and 80 barrels of condensate per day. Since the initiation of this new drilling program, production levels have increased greatly and further significant growth in production is likely with additional drilling planned for later this year. The Company's working interest in this block is 40.4% Elsewhere in the Gulf, eight additional successful exploitation wells added new reserves in other fields.

      Three subsalt wells were drilled in the Gulf with disappointing results. While the Company still believes in the long-term viability of the subsalt play, additional drilling will not be aggressively pursued at this time. The Company continues to own a significant number of offshore blocks with salt-related features, many of which are held by production.

     The Company was a very active participant in both 1996 federal offshore lease sales. The Company acquired a total of 20 blocks in the shallow water on the shelf to add to its existing inventory of low to moderate risk and potential prospects in the Gulf. The

Company also acquired interests in 12 blocks in water depths ranging between 2,000 and 8,000 feet. In the March 1997 lease sale, the Company has further expanded its deep water holdings with apparent winning bids on 42 additional blocks. The Company believes the deep water of the Gulf will provide significant upside reserve exposure but with less drilling risk than in the subsalt play. The deep water blocks expose the Company to high-potential prospects and complement the lower risk, low- to medium-potential opportunities being pursued on the shelf. The Company has formed a joint venture team for deep water exploration with partners who have extensive deep water drilling experience in the Gulf and internationally. In 1997, seismic data will be acquired over a portion of the deep water blocks and initial drilling is planned for 1998. As of year-end 1996, the Company owned a total of 172 offshore leases covering 154,100 net developed and 195,600 undeveloped acres. The Company's participation in the recent 1997 lease sale has added an additional 114,000 net acres if the bids are approved by the Minerals Management Service.

      Drilling plans for the Gulf of Mexico for 1997 include 20-25 wells of which 85% will be exploratory opportunities and 20% of these are expected to be higher potential, higher risk prospects.

Rocky Mountains

      Using the expertise developed in the Madden Field, the Company has recently entered into an exploration license agreement on the Wind River Indian Reservation. The agreement covers approximately 500,000 gross acres in this area and is situated 20 miles west of the Madden Field. The license agreement covers a highly prospective, under explored area of the Wind River Basin which is on trend with recent discoveries at Cave Gulch and also has exploration potential in similar horizons, though at shallower depths, as at the Madden Field. The Company will begin shooting
3-D and 2-D seismic over this area during 1997 and anticipates drilling the first well in 1998. The Company owns a 40% working interest in this area.

Algeria

      The Company owns a 65% working interest in Blocks 405 and 215 and is the operator. Block 405, located in the eastern sector of Algeria, comprises nearly 713,000 acres. Block 215, located 65 miles west of Block 405 and 71 miles south of the giant Hassi Messaoud Field, comprises 840,000 acres. During 1996, the Company drilled three successful exploratory wells on Block 405. The MLN-1, completed in July, encountered 85 feet of net oil pay and flowed 15,850 barrels of oil per day and 61 million cubic feet of gas per day. The MLN-2 delineation well to this accumulation was success-fully completed in December. The well tested 3,400 barrels of oil per day and achieved its objective of defining the western limits of the field. A third well, the MLN-3, was spudded early in 1997 to delineate the eastern limits of the field, with results expected in late spring. A fourth well is planned for later this year.

Results from these wells will be used to finalize the plan of development for this new field. Sonatrach, the national oil and gas enterprise of Algeria, has the option to participate in the development and production of commercial discoveries. The Company is entitled to recover exploration costs out of production during the exploitation phase.

      During the third quarter, the Company drilled the MLNE-1 well in the northeast sector of the block about 16 miles northeast of the MLN Field to determine if recent discoveries on adjacent blocks extended onto Block 405. The well encountered 167 feet of hydrocarbon column and flowed 750 barrels of oil per day and 225 thousand cubic feet of gas per day, thus indicating that a portion of the adjacent fields crossed onto Block 405. The Company recently signed a unitization agreement outlining participation in the development of this field, now referred to as the Quoubba Field. As the next step, the Company will drill the MLNE-2, a water injection well, during the second quarter of 1997. A plan of development for the Quoubba Field is scheduled to be submitted to the Algerian government prior to mid-1997.

      Several additional exploratory prospects have been identified for drilling on Block 405. At least one of these could be drilled later this year. The Company's first exploratory well at Block 215, the ONE-1, is planned for the second quarter of 1997. The Company will also complete acquisition of at least 530 miles of seismic on Block 405.

Venezuela

      In July 1996, the Company signed a concession agreement for exploration rights in eastern Venezuela on the Delta Centro Block. Under the terms of its work commitment, the Company will acquire and process 3-D and 2-D seismic data over the area and drill three exploratory wells over a five-year primary term with the option to extend the exploratory period for an additional four years. This highly prospective block, which has had nominal seismic coverage and has not been drilled, consists of 526,000 acres in the Orinoco River Delta. The area is on geologic trend with several recent oil discoveries on blocks adjacent to Delta Centro. The Company's many years of experience operating in the marshlands of south Louisiana have already proven valuable in initiating exploration activity over the area. The Company has recently begun acquisition of 350 square miles of 3-D seismic data over the southwestern portion of the block and plans to acquire an additional 100 miles of 2-D data elsewhere on the license. The first exploratory well should begin drilling by early 1998. The Company owns a 35% working interest in the block and is the operator.

Tunisia

      Additional seismic data has been acquired over a prospective portion of the Company's one million acre Ramla Block in the Gulf of Gabes, offshore Tunisia. Encouraged that an initial well drilled on the block in 1995 confirmed the existence of an active hydrocarbon system in the area, at least one exploratory well is scheduled to be drilled in the area this year. The Company owns a 50% working interest in the block.

Other Areas

      The Company's net production from the KAKAP Field, offshore Indonesia, averaged 2,300 barrels of oil per day in 1996 and additional development drilling is planned in 1997. A 3-D seismic survey conducted over the area has yielded four additional exploratory prospects that will also be drilled during 1997. Costs to develop and produce additional reserves should be minimized by utilizing the existing infrastructure in the complex.

      An exploration well, the Susana #1, will be drilled in Colombia on the Bambuco Association Contract in the second quarter of 1997. The Company will operate the well and owns a 50% working interest. The Company is currently seeking additional prospective acreage in Colombia for future exploratory drilling.

      In Papua New Guinea, the Company farmed out its interest in Block PPL 155. The Company will not incur any additional seismic costs or the costs of drilling the first well but will retain a 13% working interest in the concession.

      During the years 1994 through 1996, LL&E and CLAM participated in the drilling of exploratory wells with the results set forth in the table below.

                                                       Net wells
                                    Oil                  Gas                  Dry
                            1996   1995   1994   1996   1995   1994   1996   1995  1994
_______________________________________________________________________________________
LL&E and Subsidiaries:
  Domestic:
    Gulf of Mexico            .6      -      -    3.0    2.2    3.3    1.7    2.8   1.8
    Louisiana                1.7     .9    1.2    1.7    3.3    1.7    4.3     .7   2.9
  North Sea:
    United Kingdom             -      -     .1      -      -      -     .1      -     -
  Other foreign:
    Algeria                  2.0      -      -      -      -      -      -      -     -
    Australia                  -      -      -      -      -      -     .3      -    .3
    Canada                     -     .3     .5      -    1.3    5.3      -      -   2.9
    Colombia                   -      -      -      -      -      -      -      -   1.0
    Indonesia                  -     .3      -      -      -      -      -      -     -
    Tunisia                    -      -      -      -      -      -      -     .5     -
    Yemen                      -      -      -      -      -      -     .2      -    .3
_______________________________________________________________________________________
       Total                 4.3    1.5    1.8    4.7    6.8   10.3    6.6    4.0   9.2
_______________________________________________________________________________________

CLAM (50%)
  Netherlands-North Sea        -      -      -      -      -      -      -     .2    .2
_______________________________________________________________________________________
/TABLE

Royalty Interest

      During 1996, the following exploratory wells were drilled by others on LL&E's fee and leasehold acreage.

                                                                         Gross wells
                                                                      Oil    Gas    Dry
_______________________________________________________________________________________
Domestic:
  Gulf of Mexico                                                        -      1      -
  Louisiana                                                             2      8      3
Netherlands - North Sea                                                 -      -      1
_______________________________________________________________________________________
    Total                                                               2      9      4
_______________________________________________________________________________________

DEVELOPMENT ACTIVITIES

Working Interest

      Development of the Company's oil and gas properties in 1996 resulted in the expenditure of $72 million for participation in 29 wells and the installation of platforms and facilities in the United States and overseas. Successful development drilling resulted in 21 oil wells and 8 gas wells. In addition, almost $5 million was spent in the acquisition of additional working interests in proved properties in the United States.

Gulf of Mexico

      Two offshore production platforms were installed during 1996. The South Pass 34/47 platform was installed in May of 1996 and placed on production with peak field rates of 48 million cubic feet of gas per day and 150 barrels of condensate per day. The Company owns a 45% working interest in this field. The South Timbalier 229 platform was also set and production from this platform commenced in July with rates of 40 million cubic feet of gas per day and 1,600 barrels of condensate per day. The Company has a 100% interest in this field.

Rocky Mountains

      In Wyoming, the Big Horn 4-36, the third deep well to the Madison Formation below 24,000 feet, has recently completed drilling. Two wells to this formation are currently producing a total of over 50 million cubic feet of gas per day into the Lost Cabin Gas Plant. After the removal of hydrogen sulfide and carbon dioxide, residual gas sales average nearly 35 million cubic feet of gas per day. Successful completion and testing of the Big Horn 4-36 will add significant proved reserves and lead to expansion of the gas plant. The Company owns a 38% working interest in this well.

      In the shallower horizons of the Madden Field where production does not require gas plant processing, the Company has implemented a new initiative which utilizes 3-D seismic and shear wave technology to identify higher productivity locations for infill drilling. The Company has successfully drilled two such wells and an additional six wells are planned for drilling this year.

Jay Field

      At the Jay Field in Florida, the Company has played a key role in maintaining strong production rates, reducing operating costs and adding recoverable reserves. The Company increased its ownership in this large, long-lived field during 1996 and currently owns a 48.5% working interest.

North Sea

      At T-Block in the North Sea, production was initiated from the Thelma Fields in late 1996. The first three of five development wells have been placed on production. Thelma production currently totals 15,000 barrels of oil per day and is expected to rise to 25,000 barrels of oil per day after the remaining wells are placed on production later this year. Production from Thelma will mitigate the impact of natural declines from the existing T-Block fields, Tiffany and Toni. The Company owns a 11.26% working interest in the T-Block fields.

      At the Brae complex, where the Company owns an average 6% working interest, the Plan of Development for the West Brae Field was approved by the U.K. government. This sixth Brae field development will consist of subsea completions tied-back to the South Brae platform. Three horizontal production wells and one water injection well are planned to be drilled. Initial production is expected in late 1997 and is expected to grow to 25,000 barrels of oil per day in 1998. Additional volumes from West Brae will mitigate the impact of natural declines at the existing Brae fields.

      In the Dutch sector of the North Sea, the Company participates in natural gas exploration and production through its 50%-owned affiliate, CLAM Petroleum Company. Due to a successful year of drilling, CLAM added almost 38 billion cubic feet of reserves. Production from CLAM rose 6% over last year's volumes. Further development drilling is expected during 1997.

Other Areas

      The Company's net production from the Casanare Association
Contract Area in Colombia averaged 1,300 barrels of oil per day in 1996. Continued development drilling is planned for the area in 1997.

      During the years 1994 through 1996, LL&E and CLAM participated in the drilling of development wells with the results set forth in the table below.

                                                       Net wells
                                    Oil                  Gas                  Dry
                            1996   1995   1994   1996   1995   1994   1996   1995  1994
_______________________________________________________________________________________
LL&E and Subsidiaries:
  Domestic:
    Gulf of Mexico             -     .6     .8    2.5    1.5    2.3      -      -     -
    Louisiana                  -      -      -     .5     .9      -      -      -     -
    Wyoming                   .2     .2      -      -      -     .7      -      -     -
  North Sea:
    Netherlands                -     .6      -      -      -     .1      -      -     -
    United Kingdom            .6     .6     .2      -      -      -      -      -    .1
  Other foreign:
    Colombia                  .4     .1      -      -      -     .1      -      -     -
    Indonesia                1.2    1.1      -      -      -      -      -      -     -
_______________________________________________________________________________________
      Total                  2.4    3.2    1.0    3.0    2.4    3.2      -      -    .1
_______________________________________________________________________________________
CLAM (50%)
  Netherlands-North Sea        -      -      -     .2     .2     .1      -      -     -
_______________________________________________________________________________________

Royalty Interest

      During 1996, the following development wells were drilled by others on LL&E's fee and leasehold acreage.

                                                                         Gross wells
                                                                      Oil    Gas    Dry
_______________________________________________________________________________________
Domestic:
  Gulf of Mexico                                                        -      1      -
  Louisiana                                                             2      -      -
_______________________________________________________________________________________
      Total                                                             2      1      -
_______________________________________________________________________________________

DRILLING ACTIVITIES AT DECEMBER 31, 1996

Working Interest

      The table below sets forth the working interest wells in the process of drilling at December 31, 1996 by LL&E and by CLAM.

                                                                         Wells drilling
                                                                         Gross      Net
_______________________________________________________________________________________
LL&E and Subsidiaries:
  Domestic                                                                  19      7.0
  North Sea                                                                  4       .4
  Other foreign                                                              2       .8
_______________________________________________________________________________________
     Total                                                                  25      8.2
_______________________________________________________________________________________

CLAM (50%) Netherlands-North Sea                                             1       .1
_______________________________________________________________________________________

Royalty Interest

      Four domestic wells were being drilled by others at December 31, 1996 in which LL&E has a royalty interest.


OIL AND GAS WELLS

Working Interest

      The table below shows the number of productive oil and gas wells in which working interests are held by LL&E and by CLAM as of December 31, 1996.

                                                      Oil wells             Gas wells
                                                   Gross      Net        Gross      Net
_______________________________________________________________________________________
LL&E and Subsidiaries:
  Domestic                                         1,377    132.2          300    104.0
  North Sea                                           69      8.0            -        -
  Other foreign                                       55      8.0            -        -
_______________________________________________________________________________________
     Total                                         1,501    148.2          300    104.0
_______________________________________________________________________________________

CLAM (50%) Netherlands-North Sea                       -        -           57      3.7
_______________________________________________________________________________________

      Oil wells include 28 dual completions and gas wells include 28 dual completions.

Royalty Interest

      The table below shows the number of productive oil and gas wells drilled by others in whose production LL&E had a royalty interest as of December 31, 1996.

                                                                           Gross wells
                                                                           Oil      Gas
_______________________________________________________________________________________
Domestic                                                                   564      277
_______________________________________________________________________________________


      Oil wells include 21 dual completions and gas wells include 15 dual completions.

CRUDE AND CONDENSATE, PLANT PRODUCTS AND NATURAL GAS PRODUCTION
 AND PRICES REALIZED

      The production and average price information for the years
1994 through 1996 are presented under the heading "Oil and Gas
Operating Data" in Part II, Item 8. - "Financial Statements and
Supplementary Data."

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

                                                             1996       1995       1994
_______________________________________________________________________________________
LL&E and Subsidiaries:
  Domestic                                                  $3.64       3.95       3.97
  North Sea                                                  4.53       4.65       5.89
  Other foreign                                              4.09       3.51       5.59
_______________________________________________________________________________________

CLAM
  Netherlands-North Sea                                     $4.50       4.39       2.36
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

      As a result of anticipated new regulations promulgated under the Clean Air Act Amendments of 1990 (CAAA), additional costs may be incurred at the Company's larger production facilities. Since the Company's operations are located in areas currently classified as attainment areas for criteria air pollutants, and most of the Company's operations are below the expected threshold levels of hazardous air emissions to be regulated, at this time the Company does not believe that the cost of compliance with the new CAAA regulations will have a material adverse effect on its results of operations, cash flow or financial position.

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

ITEM 3.  LEGAL PROCEEDINGS.

      Information regarding the Company's legal proceedings is presented in Note 14 under the heading "Notes to Consolidated
Financial Statements" in Part II, Item 8. - "Financial Statements and Supplementary Data."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                            AGE    POSITIONS
_________________________________________________________________
H. Leighton Steward             (62)
                                       Chairman of the Board, President
                                       and Chief Executive Officer since
                                       November 1996.  Chairman of the
                                       Board and Chief Executive Officer
                                       since September 1995.  Chairman of
                                       the Board, President and Chief
                                       Executive Officer from 1989 to
                                       1995.

Louis A. Raspino, Jr.           (44)
                                       Senior Vice President-Chief
                                       Financial Officer since September
                                       1995.  Treasurer from 1992 to 1995.

John A. Williams                (52)   Senior Vice President-Exploration
                                       and Production since September
                                       1995.  Vice President from 1988
                                       to 1995.

Suzanne V. Baer                 (49)   Vice President and Treasurer
                                       since September 1995.  Director-
                                       Investor and Shareholder Relations
                                       from 1988 to 1995.

Jerry D. Carlisle               (51)   Vice President and Controller
                                       since 1984.

Robert J. Chebul                (49)   Vice President-Algeria since
                                       January 1997.  Vice President-New
                                       Orleans Division from 1992 to
                                       1997.  Vice President-Oklahoma City
                                       Division from 1991 to 1992.

William N. Hahne                (45)   Vice President-Worldwide Asset
                                       Management since November 1996.
                                       Vice President-Houston Division
                                       from 1994 to 1996.  General
                                       Manager-Production from 1993 to
                                       1994.  Vice President to NERCO Oil
                                       & Gas, Inc. from 1991 to 1993.

C. Scott Kirk                   (47)
                                       Vice President-Production
                                       Marketing since September 1995.
                                       General Manager-Natural Gas
                                       Marketing from 1989 to 1995.

John O. Lyles                   (51)
                                       Vice President-Strategic Planning
                                       since September 1995.  Vice
                                       President-Operational Support Team
                                       from 1992 to 1995.  Vice President
                                       and Treasurer from 1984 to 1992.

Kevin J. McMichael              (41)
                                       Vice President-Domestic
                                       Exploration since November 1996.
                                       Held various managerial positions
                                       in domestic exploration from 1988
                                       to 1996.

James E. Orth                   (44)
                                       Vice President-Acquisitions since
                                       January 1997.  Vice President-
                                       Production from 1995 to 1996.
                                       General Manager-Denver District
                                       from 1991 to 1995.

Frederick J. Plaeger, II        (43)
                                       Vice President, General Counsel
                                       and Corporate Secretary since
                                       September 1995.  General Counsel
                                       and Corporate Secretary from 1992
                                       to 1995.

James N. Wood, Jr.              (48)
                                       Vice President-Administration
                                       since November 1996.  General
                                       Manager-Information Technology
                                       from 1992 to 1996.

C. A. Zackary                   (52)
                                       Vice President-Human Resources
                                       since September 1995.  Director-
                                       Human Resources from 1987 to 1995.


    Each officer holds office until the first meeting of the Board of Directors following the annual meeting of shareholders and until his successor shall have been elected and qualified, or until he shall have resigned or been removed as provided in the LL&E By-Laws. No family relationship exists between any of the above listed executive officers or between any such executive officer and any Director of LL&E.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The following consolidated financial statements and supplementary data of the Company are included herein:

Financial Statements:
  Report of Management
  Independent Auditors' Report
  Consolidated Balance Sheets
  Consolidated Statements of Earnings (Loss)
  Consolidated Statements of Stockholders' Equity
  Consolidated Statements of Cash Flows
  Notes to Consolidated Financial Statements

Unaudited Supplemental Data:
  Management's Discussion and Analysis
  Data on Oil and Gas Activities
  Oil and Gas Operating Data
  Oil and Gas Properties
  Wells Drilled
  Selected Financial Data
  Quarterly Data
  Market Price and Dividend Data

The following financial statements of 50% or less owned persons required by Regulation S-X, Rule 3-09, are included herein:

MaraLou Netherlands Partnership and its wholly owned consolidated subsidiary, CLAM Petroleum Company:

Independent Auditors' Report
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Partners' Capital
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

_________________________________________________________________
REPORT OF MANAGEMENT


_________________________________________________________________
The consolidated financial statements of The Louisiana Land and Exploration Company and subsidiaries and the related information included in this Annual Report have been prepared by Management in accordance with generally accepted accounting principles and include certain estimates and judgments which Management considers appropriate. To meet its responsibilities for the fair present-ation of consolidated financial statements, Management maintains a system of internal controls, including internal accounting controls, considered appropriate in view of the costs associated with the benefits to be derived. In addition, the Audit Committee meets periodically with the Company's Management, the internal auditors and KPMG Peat Marwick LLP, independent auditors, to review and discuss audit activities and results, internal control procedures and other matters relative to accounting and financial reporting.

Based on the results of these procedures, Management is of the opinion that the system of internal controls in effect during the year ended December 31, 1996 provided reasonable assurance that all transactions were executed in accordance with Management's authorizations, that assets were safeguarded from loss and unauthorized use and that the accounting records and financial statements properly reflect the transactions of the Company.


H. Leighton Steward                 Louis A. Raspino, Jr.
Chairman, President and             Senior Vice President -
Chief Executive Officer             Chief Financial Officer

_________________________________________________________________
INDEPENDENT AUDITORS' REPORT


_________________________________________________________________
The Board of Directors and Stockholders
The Louisiana Land and Exploration Company:

We have audited the accompanying consolidated balance sheets of The Louisiana Land and Exploration Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Louisiana Land and Exploration Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 1994 the Company changed its methods of assessing the impairment of the capitalized costs of proved oil and gas properties and other long-lived assets.


/s/ KPMG PEAT MARWICK LLP

KPMG PEAT MARWICK LLP


New Orleans, Louisiana
February 7, 1997

_________________________________________________________________________________________
CONSOLIDATED BALANCE SHEETS                            The Louisiana Land and Exploration
                                                       Company and Subsidiaries
December 31, 1996 and 1995
(Millions of dollars)


ASSETS                                                                  1996         1995
_________________________________________________________________________________________
CURRENT ASSETS:
Cash, including cash equivalents (1996-$1.2; 1995-$1.0)            $     9.0         10.3
Accounts and notes receivable                                          150.7        143.8
Refinery inventories                                                       -         38.7
Prepaid expenses                                                        10.7         12.9
Deferred income taxes                                                     .7           .9
_________________________________________________________________________________________
Total current assets                                                   171.1        206.6
_________________________________________________________________________________________
Investments in affiliates                                                8.1         19.9
Net property, plant and equipment, at cost, under the
  successful efforts method of accounting for oil
  and gas properties                                                 1,159.7      1,207.6
Other assets                                                            25.9         33.6
_________________________________________________________________________________________
                                                                   $ 1,364.8      1,467.7
_________________________________________________________________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY
_________________________________________________________________________________________
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                  138.9        199.8
Income taxes payable                                                     9.4           .8
_________________________________________________________________________________________
Total current liabilities                                              148.3        200.6
_________________________________________________________________________________________
Deferred income taxes                                                   78.4         49.6
Long-term debt                                                         505.7        691.6
Other liabilities                                                      157.8        155.2

STOCKHOLDERS' EQUITY:
Capital stock of $.15 par value.  Authorized-100,000,000
  shares; issued and outstanding:  1996-34,231,404 shares;
  1995-33,490,180 shares                                                 5.1          5.0
Additional paid-in capital                                              44.6         14.8
Retained earnings                                                      424.9        352.8
_________________________________________________________________________________________
                                                                       474.6        372.6
Loans to ESOP                                                              -         (1.9)
_________________________________________________________________________________________
TOTAL STOCKHOLDERS' EQUITY                                             474.6        370.7
_________________________________________________________________________________________
                                                                   $ 1,364.8      1,467.7
_________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

_________________________________________________________________________________________
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)             The Louisiana Land and Exploration
                                                       Company and Subsidiaries
Years ended December 31, 1996, 1995 and 1994
(Millions, except per share data)
                                                          1996         1995          1994
_________________________________________________________________________________________
REVENUES:
Oil and gas                                           $  597.0        464.7         421.2
Refined products                                         263.5        355.2         361.3
Gain on sales of petroleum assets                          2.0          2.3           6.8
_________________________________________________________________________________________
                                                         862.5        822.2         789.3
_________________________________________________________________________________________
COSTS AND EXPENSES:
Lease operating and facility expenses                    116.2        116.5         116.1
Refinery cost of sales and operating expenses            254.4        347.9         354.5
Dry holes and exploratory charges                        106.1         68.3          69.7
Depletion, depreciation and amortization                 178.0        161.8         202.2
Taxes, other than on earnings                             23.6         23.6          25.4
Write-down of petroleum assets                               -            -         319.0
General and administrative expenses                       40.2         45.0          44.6
_________________________________________________________________________________________
                                                         718.5        763.1       1,131.5
_________________________________________________________________________________________
                                                         144.0         59.1        (342.2)
OTHER INCOME (EXPENSE):
Interest and debt expenses                               (34.5)       (38.6)        (25.6)
Reversal of litigation accrual                               -            -          10.0
Other income (expense), net                               10.2          8.3          12.2
_________________________________________________________________________________________

Earnings (loss) before income taxes                      119.7         28.8        (345.6)
Income tax expense (benefit)                              39.5         10.0        (118.7)
_________________________________________________________________________________________

NET EARNINGS (LOSS)                                   $   80.2         18.8        (226.9)
_________________________________________________________________________________________

EARNINGS (LOSS) PER SHARE                             $   2.35         0.56         (6.80)
_________________________________________________________________________________________

AVERAGE SHARES                                            34.2         33.5          33.4
_________________________________________________________________________________________

See accompanying notes to consolidated financial statements.
/TABLE

_________________________________________________________________________________________
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY        The Louisiana Land and Exploration
                                                       Company and Subsidiaries
Years ended December 31, 1996, 1995 and 1994
(Millions of dollars, except per share data)
                            Capital    Stock   Additional
                               Shares  Par        paid-in    Retained    Loans to
                          Outstanding  Value      capital    earnings       ESOP    Total
_________________________________________________________________________________________
Balance at 12/31/93 as
 reported                 38,004,537   $ 5.7   $    82.9     $ 684.4   $    (8.8) $ 599.8
Reclass of treasury
  stock                   (4,831,574)   (0.7)      (81.5)      (82.2)          -        -
_________________________________________________________________________________________
Balance at December 31,
 1993                     33,172,963     5.0         1.4       602.2        (8.8)   599.8
Net loss                           -       -           -      (226.9)          -   (226.9)
Cash dividends ($1.00
  per share)                       -       -           -       (33.3)          -    (33.3)
Repayment of loans to
  ESOP                             -       -           -           -         3.6      3.6
Other                        206,845       -         9.2           -           -      9.2
_________________________________________________________________________________________
Balance at December 31,
 1994                     33,379,808     5.0        10.6       342.0        (5.2)   352.4
Net earnings                       -       -           -        18.8           -     18.8
Cash dividends ($0.24
  per share)                       -       -           -        (8.0)          -     (8.0)
Repayment of loans to
  ESOP                             -       -           -           -         3.3      3.3
Other                        110,372       -         4.2           -           -      4.2
_________________________________________________________________________________________
Balance at December 31,
 1995                     33,490,180     5.0        14.8       352.8       (1.9)    370.7
Net earnings                       -       -           -        80.2          -      80.2
Cash dividends ($0.24
  per share)                       -       -           -        (8.1)         -      (8.1)
Repayment of loans to
  ESOP                             -       -           -           -        1.9       1.9
Other                        741,224      .1        29.8           -          -      29.9
_________________________________________________________________________________________
Balance at December 31,
 1996                     34,231,404   $ 5.1   $    44.6     $ 424.9   $      -   $ 474.6
_________________________________________________________________________________________

NOTE:   Maryland law provides that repurchased stock of a corporation constitutes authorized but unissued stock rather than treasury stock.  Accordingly, effective January 1,
        1994, the par value of treasury stock ($.7 million) has been reclassed as a reduction of capital stock issued.  The cost of treasury stock in excess of par value has been charged to additional paid-in capital ($81.5 million), to the extent available, and the balance ($82.2 million) has been charged to retained earnings.
        All capital stock transactions subsequent to January 1, 1994 are reflected as either issuances or retirements of capital stock.  This change in the law had no effect on total stockholders' equity.

See accompanying notes to consolidated financial statements.
/TABLE

_________________________________________________________________________________________
CONSOLIDATED STATEMENTS OF CASH FLOWS                  The Louisiana Land and Exploration
                                                       Company and Subsidiaries
Years ended December 31, 1996, 1995 and 1994
(Millions of dollars)
                                                          1996         1995          1994
_________________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                    $  80.2         18.8        (226.9)
Adjustments to reconcile to cash flows from
 operations:
  Write-down of petroleum assets                             -            -        319.0
  Gain on sales of petroleum assets                       (2.0)        (2.3)        (6.8)
  Depletion, depreciation and amortization               178.0        161.8        202.2
  Deferred income taxes                                   29.0         11.3       (111.2)
  Dry holes and impairment charges                        69.5         41.2         36.4
  Other                                                   12.6          6.3          2.2
_________________________________________________________________________________________
                                                         367.3        237.1        214.9
  Changes in operating assets and liabilities,
   net of dispositions:
    Net increase in receivables                          (42.5)       (19.7)        (9.0)
    Net increase in refinery inventories                  (4.1)        (6.9)        (5.0)
    Net (increase) decrease in prepaid items                .2         (4.0)         3.8
    Net increase in payables                               3.3         11.8           .7
    Other                                                 (5.8)         2.2          6.7
_________________________________________________________________________________________
Net cash flows from operating activities                 318.4        220.5        212.1
_________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                    (224.1)      (191.0)      (236.8)
Proceeds from asset sales                                 71.6         21.3         15.6
Other                                                    (10.4)        (4.3)       (16.3)
_________________________________________________________________________________________
Net cash flows from investing activities                (162.9)      (174.0)      (237.5)
_________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to long-term debt                                  -         28.0        239.7
Repayments of long-term debt                            (185.9)       (75.9)      (234.7)
Dividends                                                 (8.1)        (8.0)       (33.3)
Advances against cash surrender value                     20.0          9.0         34.4
Repayment of loans to ESOP                                 1.9          3.3          3.6
Other                                                     15.3         (5.1)        (5.1)
_________________________________________________________________________________________
Net cash flows from financing activities                (156.8)       (48.7)         4.6
_________________________________________________________________________________________

Decrease in cash and cash equivalents                 $   (1.3)        (2.2)       (20.8)
_________________________________________________________________________________________

See accompanying notes to consolidated financial statements.
/TABLE

_________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    The Louisiana Land
                                               and Exploration
                                               Company and
                                               Subsidiaries
December 31, 1996, 1995 and 1994
_________________________________________________________________
1.  Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in affiliates are accounted for under the equity method. Certain amounts have been reclassified to conform to the current period's presentation.

Petroleum Operations
The Company uses the successful efforts method of accounting for its oil and gas operations. The costs of unproved leaseholds are capitalized pending the results of exploration efforts.
Significant unproved leasehold costs are assessed periodically, on a property-by-property basis, and a loss is recognized to the extent, if any, that the cost of the property has been impaired. The costs of individually insignificant unproved leaseholds estimated to be nonproductive are amortized over estimated holding periods based on historical experience. Effective in the fourth quarter of 1995, the Company began assessing the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under this method, the Company generally assesses its oil and gas properties on a field-by-field basis utilizing its current estimate of future revenues and operating expenses. In the event net undiscounted cash flow is less than the carrying value, an impairment loss is recorded based on estimated fair value, which would consider discounted future net cash flows. The Company's methods of assessing impairment in prior years is described in Note
2. Exploratory dry holes and geological and geophysical charges on exploratory projects are expensed. Depletion of proved leaseholds and amortization and depreciation of the costs of all development and successful exploratory drilling are provided by the unit-of-production method based upon estimates of proved and proved-developed oil and gas reserves, respectively, for each property. The estimated costs of dismantling and abandoning offshore and significant onshore facilities are provided currently using the unit-of-production method; such costs for other onshore facilities are insignificant and are expensed as incurred. Significant changes in the various estimates discussed above could affect the financial position and results of operations of the Company.

The Company uses the entitlement method for recording natural gas sales revenues. Under the entitlement method of accounting, revenue is recorded based on the Company's net working interest in field production. Deliveries of natural gas in excess of the Company's working interest are recorded as liabilities while under-deliveries are recorded as receivables.

Financial Instruments and Hedging Activities
The Company's anticipated hydrocarbon transactions are periodically hedged against market risks through the use of various derivative financial instruments. To qualify as a hedge, these instruments must correlate to anticipated future production such that the Company's exposure to the effects of commodity price changes is reduced. The gains and losses on these instruments are included in the valuation of the transactions being hedged upon completion of the transactions. The Company also manages the interest rate components of its debt portfolio through the use of swap agreements. Gains and losses on swap agreements on existing debt obligations are accrued to interest expense on a monthly basis over the terms of the agreements. Gains and losses on closed swap agreements are deferred and amortized over the original terms of the agreements.

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

Income Taxes
The Company and its domestic subsidiaries file a consolidated federal income tax return. The Company initially recognizes deferred tax assets and liabilities for (i) differences between the financial statement carrying amounts and tax bases of assets and liabilities that will result in future deductible or taxable amounts and (ii) for operating loss carryforwards. A valuation allowance is established to reduce the deferred tax asset if it is more likely than not that the related tax benefits will not be realized.

Stock-based Compensation
The Company uses the intrinsic value based method of accounting for stock-based compensation as prescribed by the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees."

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

3.  Asset Dispositions
On July 31, 1996, the Company completed the sale of its crude oil refinery and terminal near Mobile, Alabama, including crude oil and refined product inventories, for approximately $70 million resulting in a gain of approximately $2 million. The net book value of refinery property, plant and equipment at that date totaled approximately $33 million. The following table sets forth the refinery operating profit (loss) for the periods indicated.

                                              Seven months                Years ended
                                              ended July 31,              December 31,
(Millions of dollars)                             1996                 1995          1994
________________________________________________________________________________________
Revenues:
  Refined products*                           $  280.4                383.2         386.1
  Other                                             .3                   .3           2.1
________________________________________________________________________________________
                                                 280.7                383.5         388.2
________________________________________________________________________________________
Costs and expenses:
  Cost of sales*                                 244.7                337.8         340.1
  Operating expenses                              26.6                 38.1          39.2
  Depreciation                                     1.1                  1.8           3.3
  Taxes, other than income                          .9                  3.2           3.5
  Write-down of refinery assets                      -                    -          39.0
________________________________________________________________________________________
                                                 273.3                380.9         425.1
________________________________________________________________________________________
                                              $    7.4                  2.6         (36.9)
________________________________________________________________________________________
* Before elimination of intercompany
   transfers                                  $   16.9                 28.0          24.8
________________________________________________________________________________________

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

5.    Nonrecurring Credit
As reported in prior years, the State of Louisiana had asserted claims against the Company in its capacity as sublessor to Texaco of certain State leases, based upon Texaco's alleged royalty miscalculations. In February 1994, a settlement was agreed to by all parties. The amounts previously provided in the financial statements for this litigation exceeded the cash payment required by $10 million, which was reversed during the first quarter of 1994. This adjustment to the litigation accrual is included in "Net increase in payables" in the accompanying Consolidated Statements of Cash Flows.

6.    Investments in Affiliates

                                                                          Investment
                                                      %             (Millions of dollars)
Investee          Industry        Location          Owned            1996            1995
_________________________________________________________________________________________
MaraLou (CLAM
Petroleum         Oil &
Company)          Gas            North Sea              50%         $ 4.0            14.7
Other             Various        U.S.               Various           4.1             5.2
_________________________________________________________________________________________
                                                                    $ 8.1            19.9
_________________________________________________________________________________________

The Company's equity in earnings of affiliates, which is included in "Other income (expense), net" in the accompanying Consolidated Statements of Earnings (Loss), amounted to $9.3 million, $5.8 million and $4.2 million in 1996, 1995 and 1994, respectively. Cash dividends received from MaraLou/CLAM in 1996, 1995 and 1994 totaled $20 million, $10 million and $6 million, respectively.

The consolidated financial position of MaraLou and its wholly owned subsidiary, CLAM, as of December 31, 1996 and 1995 and the results of their operations for each of the years in the three-year period ended December 31, 1996 are summarized below.

(Millions of dollars)                                                   1996         1995
_________________________________________________________________________________________
Current assets                                                        $ 35.4         28.6
_________________________________________________________________________________________
Noncurrent assets                                                      140.3        167.5
_________________________________________________________________________________________
Current liabilities                                                     24.6         18.4
_________________________________________________________________________________________
Noncurrent liabilities                                                 143.3        148.3
_________________________________________________________________________________________

(Millions of dollars)                                      1996         1995         1994
_________________________________________________________________________________________
Gross revenues                                           $ 97.0         85.8         68.7
_________________________________________________________________________________________
Operating profit                                           49.7         31.1         36.2
_________________________________________________________________________________________
Net earnings                                               18.5         11.6          8.2
_________________________________________________________________________________________

The common stock of CLAM is pledged as collateral under a revolving credit agreement between MaraLou and a group of banks. The credit agreement is nonrecourse to the partners of MaraLou.

7.    Property, Plant and Equipment

(Millions of dollars)                                                   1996         1995
_________________________________________________________________________________________
Petroleum properties:
  Proved                                                            $2,781.8      2,693.3
  Unproved                                                             136.6         82.7
  Refining and marketing                                               113.3        278.2
_________________________________________________________________________________________
                                                                     3,031.7      3,054.2
Other properties                                                        68.9         66.7
_________________________________________________________________________________________
                                                                     3,100.6      3,120.9
Less accumulated depletion, depreciation and amortization            1,940.9      1,913.3
_________________________________________________________________________________________
                                                                    $1,159.7      1,207.6
_________________________________________________________________________________________

8.    Financial Instruments and Hedging Activities
The Company uses derivative financial instruments to manage well-defined interest rate and commodity price risks and does not use them for speculative purposes.

The carrying amounts of cash and cash equivalents and long-term, variable-rate debt approximate fair value. The Company estimates the fair value of its long-term, fixed-rate debt as $412 million and $423 million at December 31, 1996 and 1995, respectively, based upon quoted market prices for the same or similar issues. Such debt was recorded at carrying amounts of $400 million at December 31, 1996 and 1995, resulting in an unrealized loss of $12 million and an unrealized loss of $23 million for the respective periods.

The Company's commodity price hedging program is designed to minimize the price risks associated with future natural gas and crude oil production. This program utilizes futures, forwards, options and swap contracts in series of transactions designed to set a floor price for future production and at the same time allow the Company to participate in market price increases above a set level over the floor price and outside of specific ranges. At December 31, 1996, approximately 93 trillion BTU of domestic natural gas production for 1997 were covered by a series of transactions designed to set an average floor price of $1.84 per million BTU with the Company's nonparticipation in market price increases above the floor price limited to $0.18 per million BTU. For 1998, approximately 50 trillion BTU of domestic natural gas were similarly hedged at an average floor price of $1.76 per million BTU with the Company's nonparticipation in market price increases above the floor price limited to $0.20 per million BTU. While these transactions have nominal carrying values, their fair value, represented by the estimated amount that would be required to terminate the contracts, were a net benefit of $3.2 million for the 1997 hedges and a net benefit of $2.7 million for the 1998 hedges. (The Company estimates that its domestic natural gas production averages approximately 1.07 million BTU for each thousand cubic feet.) In addition, approximately 1.8 million barrels of the Company's worldwide crude oil production for 1997 were similarly hedged at an average floor price of $20.01 per barrel with the Company's nonparticipation in market price increases above the floor price limited to $2.32 per barrel. These transactions also have nominal carrying values, but their fair value at December 31, 1996 amounted to a net cost of $0.3 million.


These financial instruments are generally executed on the New York Mercantile Exchange or with major financial or commodities trading institutions which, along with cash and cash equivalents and accounts receivable, expose the Company to acceptable levels of market or credit risks and may at times be concentrated with certain counterparties or groups of counterparties. The credit worthiness of counterparties is subject to continuing review and full performance is anticipated.

9.    Long-term Debt

(Millions of dollars)                                                   1996         1995
_________________________________________________________________________________________
Revolving Credit Facility                                             $    -         92.0
7-5/8% Debentures due 2013                                             100.0        100.0
7.65% Debentures due 2023                                              200.0        200.0
8-1/4% Notes due 2002                                                  100.0        100.0
Commercial paper notes                                                 104.8        198.6
Other issues                                                              .9          1.0
_________________________________________________________________________________________
Total long-term debt                                                  $505.7        691.6
_________________________________________________________________________________________

Debt maturities for the years 1997 through 2000 are less than $.1 million each year with maturities of $104.9 million in the year
2001.

The Company entered into a $790 million credit facility with a syndicate of banks in September 1993. The revolving credit facility, which was subsequently reduced to $450 million, was renegotiated in 1994 and converted to a reducing revolving loan.
In June 1995, the reducing revolving loan was replaced by a $450 million revolving credit facility due June 30, 2000. Amounts outstanding under the revolving credit facility bear interest at fluctuating rates subject to certain options chosen in advance by the Company. In June 1996, the Company amended the reducing revolving loan to reduce the banks' commitments to $350 million, extend the maturity one year to June 30, 2001, reduce interest rates and fees and improve other terms and conditions favorable to the Company. Borrowings under the facilities in 1996 and 1995 were at average interest rates of 6.2% and 6.5%, respectively. Fees ranging from .10% to .25% based upon debt ratings are charged on the facility.

In June 1992, the Company registered under the Securities and Exchange Commission's shelf registration rules $300 million of senior unsecured debt securities to be issued from time to time on terms to be then determined. In June 1992, the Company sold $100 million of 8-1/4% Notes due 2002. In April 1993, the Company completed its second $100 million public offering of debt securities under the existing shelf registration filed in 1992 with the issuance of 7-5/8% Debentures due 2013. In November 1993, the Company registered up to $500 million of senior unsecured debt securities under the Securities and Exchange Commission's shelf registration rules, which included the $100 million available under the shelf registration filed in 1992. In December 1993, the Company completed a $200 million public offering with the issuance of 7.65% Debentures due 2023. In November, 1996, the Company registered up to $500 million of securities under the Securities and Exchange Commission's shelf registration rules, which included the $300 million available under the shelf registration filed in 1993.

During 1996, the average monthly balance of commercial paper notes outstanding was $189 million; the maximum amount outstanding during that period was $296 million. Commercial paper borrowings during 1996 and 1995 were at average interest rates of 5.5% and 6.1%, respectively. The commercial paper program is supported by the unused portion of the aforementioned revolving credit facility.

10.   Interest and Debt Expenses
For the years ended December 31, 1996, 1995 and 1994, interest costs incurred, which were essentially the same as interest payments, were $45.6 million, $54.3 million and $47.9 million, respectively, of which $11.1 million, $15.7 million and $22.3 million, respectively, were capitalized as part of the cost of property, plant and equipment.

11.  Income Taxes
The components of earnings (loss) before income taxes were taxed under the following jurisdictions:

(Millions of dollars)                                      1996         1995         1994
_________________________________________________________________________________________
Domestic                                                $  93.1        (16.7)      (322.0)
Foreign                                                    26.6         45.5        (23.6)
_________________________________________________________________________________________
                                                        $ 119.7         28.8       (345.6)
_________________________________________________________________________________________

Components of income tax expense (benefit) are as follows:

(Millions of dollars)                                      1996         1995         1994
_________________________________________________________________________________________
Current tax expense (benefit):
  Federal                                               $   5.2          1.1         (3.5)
  State                                                     5.0           .2          (.7)
  Foreign                                                  (4.0)        (2.6)        (3.3)
_________________________________________________________________________________________
                                                            6.2         (1.3)        (7.5)
_________________________________________________________________________________________
Deferred tax expense (benefit):
  Federal                                                  28.6         10.2       (109.2)
  Foreign                                                   4.7          1.1         (2.0)
_________________________________________________________________________________________
                                                           33.3         11.3       (111.2)
_________________________________________________________________________________________
                                                        $  39.5         10.0       (118.7)
_________________________________________________________________________________________

Tax expense (benefit) differs from the amounts computed by applying the U.S. Federal tax rate of 35% to earnings (loss) before income tax. The reasons for the differences are as follows:

(Millions of dollars)                                      1996         1995         1994
_________________________________________________________________________________________
Computed "expected" tax expense (benefit)               $  41.9         10.1       (121.0)
Increases (reductions) in taxes resulting from:
  Equity in earnings of foreign affiliates                 (6.3)        (4.3)         4.5
  Foreign income taxes, net of Federal income tax
    benefit                                                  .1          4.5         (2.0)
  Employee benefit plans                                   (1.8)        (1.8)        (1.1)
  Percentage depletion                                      (.2)         (.2)         (.2)
  Other                                                     5.8          1.7          1.1
_________________________________________________________________________________________
                                                        $  39.5         10.0       (118.7)
_________________________________________________________________________________________

Total income tax expense (benefit) was allocated as follows:

(Millions of dollars)                                      1996         1995         1994
_________________________________________________________________________________________
Income (loss) before extraordinary item and
  changes in accounting principles                      $  39.5         10.0       (118.7)
Stockholders' equity for compensation expense for
  tax purposes in excess of amount recognized for
  financial reporting purposes                             (4.4)         (.2)        (1.0)
_________________________________________________________________________________________
                                                       $   35.1          9.8       (119.7)
_________________________________________________________________________________________

The significant components of income tax expense (benefit) attri-butable to income from continuing operations are as follows:

(Millions of dollars)                                      1996         1995         1994
_________________________________________________________________________________________
Current tax expense (benefit)                           $  6.2          (1.3)        (7.5)
Deferred tax expense (benefit) (exclusive of
  the effects of other components listed below)           33.3          11.3         (2.5)
Deferred tax benefits related to write-down of
  petroleum assets                                           -             -       (108.7)
_________________________________________________________________________________________
                                                        $ 39.5          10.0       (118.7)
_________________________________________________________________________________________

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

(Millions of dollars)                                      1996         1995         1994
_________________________________________________________________________________________
Deferred tax assets:
  Deferred foreign tax credits                          $  60.6         42.5         32.3
  Foreign tax credit carryforwards                          4.1          6.5         11.7
  Federal net operating loss carryforwards                 13.5         44.0         36.4
  Alternative minimum tax credit carryforwards              8.2          2.1          1.9
  Employee benefits                                        16.9         16.0         19.0
  Other                                                    11.6         10.9         10.3
_________________________________________________________________________________________
    Total gross deferred tax assets                       114.9        122.0        111.6
      Less valuation allowance                            (34.3)       (31.9)       (28.3)
_________________________________________________________________________________________
    Net deferred tax assets                                80.6         90.1         83.3
_________________________________________________________________________________________

                                                             (continued)

(Millions of dollars)                                      1996         1995         1994
_________________________________________________________________________________________
Deferred tax liabilities:
  Property, plant and equipment, principally due
    to differences in depreciation and capitalized
    interest                                             (141.3)      (114.4)       (90.7)
  Other                                                   (17.0)       (24.4)       (30.0)
_________________________________________________________________________________________
    Total gross deferred tax liabilities                 (158.3)      (138.8)      (120.7)
_________________________________________________________________________________________
                                                        $ (77.7)       (48.7)       (37.4)
_________________________________________________________________________________________

The net changes in the valuation allowance for the years ended December 31, 1996, 1995 and 1994 were increases of $2.4 million, $3.6 million and $10.5 million, respectively. These changes were made to provide for uncertainties surrounding the realization of certain foreign tax credits and carryforwards. The remaining balance of the deferred tax assets should be realized through future operating results and the reversal of taxable temporary differences.

For the years ended December 31, 1996, 1995 and 1994, the Company's net cash payments (refunds) of income taxes totaled $4.4 million, $.7 million and $(1.1) million, respectively.

At December 31, 1996, the Company has foreign tax credit carryforwards for Federal income tax purposes of $4.1 million which are available through 1998 to offset future Federal income taxes, if any. The Company has Federal net operating loss carryforwards totaling $38.7 million which are available to offset future Federal taxable income through 2012. The Company also has alternative minimum tax credit carryforwards of $8.2 million which are available to reduce Federal regular income taxes, if any, over an indefinite period.

12.  Retirement Benefits
The Company has a noncontributory defined benefit pension plan covering all eligible employees, with benefits based on years of service and the employee's highest three-year average monthly earnings. The Company's funding policy is intended to provide for both benefits attributed to service to-date and for those expected to be earned in the future. Plan assets consist primarily of stocks, bonds and short-term cash investments. Funding requirements for the years ended December 31, 1996 and 1995 amounted to $5.1 million and $5.6 million, respectively.

As a result of the sale of the Company's refinery, the eligible employees there retired resulting in a distribution from plan assets amounting to $6.4 million and the deferral of an actuarial gain of $1.0 million. The settlement of the obligations resulted in the recognition of the previously unrecognized losses/assets resulting in a net loss of $1.6 million which was included in the calculation of the gain on the sale of the refinery.

The following tables set forth the plan's funded status and amounts recognized in the statements of financial position and results of operations at December 31:

(Millions of dollars)                                                   1996         1995
_________________________________________________________________________________________
Accumulated benefit obligation, including vested benefits
of $22.3 and $24.3                                                   $  22.8         24.9
_________________________________________________________________________________________
Projected benefit obligation                                           (32.3)       (37.2)
Plan assets at fair market value                                        25.1         23.8
_________________________________________________________________________________________
Plan assets under projected benefit obligation                          (7.2)       (13.4)
Additional minimum liability                                               -         (1.1)
Unrecognized net loss from past experience different
  from that assumed and effects of changes in assumptions                7.7         13.4
Unrecognized net asset being recognized over 15 years                    (.4)         (.8)
_________________________________________________________________________________________
Prepaid (accrued) pension cost                                       $    .1         (1.9)
_________________________________________________________________________________________

(Millions of dollars)                                      1996         1995         1994
_________________________________________________________________________________________
Service cost                                             $  3.6          2.5          3.4
Interest cost                                               2.3          2.0          2.0
Actual (gain) loss on plan assets                          (4.3)        (5.0)          .4
Net amortization and deferral                               2.7          3.7         (1.1)
_________________________________________________________________________________________
Net pension expense                                      $  4.3          3.2          4.7
_________________________________________________________________________________________
Discount rate                                             7-1/2%       7-1/4%           8%
_________________________________________________________________________________________
Compensation increase                                         5%           5%           5%
_________________________________________________________________________________________
_________________________________________________________________________________________
Return on assets                                              9%           9%           9%
_________________________________________________________________________________________

The Company has postretirement medical and dental care plans for all eligible retirees and their dependents with eligibility based on age and years of service upon retirement. The Company also maintains a Medicare Part B reimbursement plan and life insurance coverage for a closed group of retirees of a former subsidiary. As a result of the aforementioned refinery sale, the curtailment of the benefits of eligible employees resulted in an actuarial gain of $1.4 million which was applied against the previously unrecognized net loss.

The postretirement benefit plans are unfunded and the Company funds claims on a cash basis. The following tables set forth the amounts recognized in the statements of financial position and results of operations at December 31:

(Millions of dollars)                                                 1996           1995
_________________________________________________________________________________________
Accumulated postretirement benefit obligation:
  Retirees                                                         $ (22.2)         (21.8)
  Employees eligible to retire                                        (3.8)          (3.4)
  Other employees                                                     (5.1)          (5.6)
_________________________________________________________________________________________
                                                                     (31.1)         (30.8)
Unrecognized net loss                                                  2.3            3.1
_________________________________________________________________________________________
Accrued postretirement benefit cost                                $ (28.8)         (27.7)
_________________________________________________________________________________________

(Millions of dollars)                                      1996         1995         1994
_________________________________________________________________________________________
Service cost                                              $ 1.3          1.1          1.3
Interest cost                                               2.3          2.2          2.1
_________________________________________________________________________________________
Net postretirement benefit cost                           $ 3.6          3.3          3.4
_________________________________________________________________________________________

Assumptions utilized to measure the accumulated postretirement obligation at December 31, 1996 and 1995 were: discount rates of 7-1/2% and 7-1/4%, respectively; health care cost trend rates of:
1996 - 8% declining to 4% in the year 2002; 1995 - 9% declining to 5% in the year 2003 and held constant thereafter. A 1% increase in the assumed trend rates would have resulted in increases in the accumulated postretirement benefit obligation at December 31, 1996 and 1995 of $2.7 million and $2.7 million, respectively; the aggregate of service cost and interest cost for the years ended December 31, 1996 and 1995 would have increased by $.5 million and $.5 million, respectively.

13.  Capital Stock, Options and Rights
Under the 1988 Long Term Stock Incentive Plan (the Employee Plan), the Company may grant to officers and key employees stock options, stock appreciation rights, performance shares, performance units, restricted stock or restricted stock units for up to 2.8 million shares of the Company's capital stock. Under the 1990 and 1995 Stock Option Plans for Non-Employee Directors (the Non-Employee Plans), the Company may grant stock options to non-employee directors for up to 247,500 shares of the Company's capital stock. As prescribed by the plans, the stock options are exercisable at the market price of the Company's capital stock on the date of grant and vest over a two-year period at the rate of 50% each year commencing on the first anniversary of the date of grant. All options expire ten years from the date of grant.

A summary of the status of stock options granted under the Employee Plan and the Non-Employee Plans is presented below for the periods indicated.

                                   1996                 1995                  1994
                             Number    Weighted   Number    Weighted    Number    Weighted
                                 of     average       of     average        of     average
                             shares       price   shares       price    shares       price
__________________________________________________________________________________________
Outstanding at beginning
 of year                  1,921,567    $ 36.18  1,545,517   $ 36.17   1,493,892    $ 35.46
Granted                     305,300      45.05    467,700     35.65     272,600      36.55
Exercised                  (819,406)     36.08    (79,750)    32.69    (204,375)     31.04
Cancelled                   (24,900)     39.36    (11,900)    38.84     (16,600)     41.06
__________________________________________________________________________________________
Outstanding at end of
 year                     1,382,561    $ 38.12  1,921,567   $ 36.18   1,545,517    $ 36.17
__________________________________________________________________________________________

Exercisable at end of
 year                       875,186    $ 36.25  1,362,317   $ 36.32   1,152,967    $ 35.12
__________________________________________________________________________________________
Available for future
 grants                     284,379          -    587,686         -     919,372          -
__________________________________________________________________________________________

A summary of information about stock options outstanding at December 31, 1996 is presented below:

                             Options Outstanding                      Options Exercisable
Range of                        Remaining       Weighted                           Weighted
exercise                        contrac-         average                            average
prices             Shares       tual life          price          Shares              price
__________________________________________________________________________________________
$29 - 38          764,661       6.2 years       $  33.63          559,986         $  32.88
$39 - 47          518,400       6.7 years       $  42.14          315,200         $  42.39
$48 - 53           99,500       9.4 years       $  51.86                -                -
__________________________________________________________________________________________

The restricted stock and performance shares awarded under the Employee Plan entitle the grantee to the rights of a shareholder, including the right to receive dividends and to vote such shares, but the shares are restricted as to sale, transfer or encumbrance. Restricted stock is released to the grantee over varying periods after a one-year waiting period has expired. In 1996, 1995 and 1994, awards were granted for 10,700 shares, 11,000 shares and 9,000 shares, respectively. During those same years, 16,414 shares, 16,088 shares and 12,081 shares, respectively, were re-leased to grantees. In order for unrestricted performance shares to be released to the grantee, the Company must attain certain performance goals by the end of a three-year performance cycle which begins with the year of the award. Awards granted in 1996, 1995 and 1994 amounted to 19,000 shares, 29,700 shares and 19,500 shares, respectively. During those same years, performance shares released to grantees amounted to 11,273 shares, 16,228 shares and 10,496 shares, respectively. The weighted average grant date fair value of restricted stock and performance share awards in 1996, 1995 and 1994, based on the market value of the Company's capital stock on the date of the awards, were $42.47, $35.56 and $37.32, respectively.

The Company accounts for its stock-based compensation plans under the principles prescribed by the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion No. 25). Accordingly, stock options awarded under the Employee Plan and the Non-Employee Plans are considered to be "non-compensatory" and do not result in the recognition of compensation expense. However, the restricted stock and performance shares awarded under the Employee Plan are considered to be "compensatory" and the Company recognized compensation expense in 1996, 1995 and 1994 of $1.3 million, $1.2 million and $1 million, respectively.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123), which encouraged the use of a fair value based method of accounting for compensation expense associated with stock option and similar plans. However, SFAS No. 123 permits the continued use of the intrinsic value based method prescribed by Opinion No. 25 but requires additional disclosures, including pro forma calculations of net earnings and earnings per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied in 1996 and 1995. The pro forma data presented below is not representative of the effects on reported amounts for future years because SFAS No. 123 does not apply to awards prior to 1995 and additional awards are expected in the future.

                                          As Reported                       Pro Forma

                                         1996        1995                1996        1995
_________________________________________________________________________________________
Net earnings                         $   80.2        18.8                78.2        17.7
_________________________________________________________________________________________
Earnings per share                   $   2.35        0.56                2.29        0.53
_________________________________________________________________________________________
Average shares outstanding               34.2        33.5                34.2        33.5
_________________________________________________________________________________________
Average fair value of grants
 during the year                                                     $  14.00       10.37
_________________________________________________________________________________________
Black-Scholes option pricing
 model assumptions:
   Risk-free interest rate                                            5.9-6.1%    5.6-5.9%
   Expected life (years)                                                3 - 4       3 - 4
   Volatility                                                            22.2%       22.3%
   Dividend yield                                                         .52%        .64%
_________________________________________________________________________________________

In 1986, the Company's Board of Directors declared a dividend to shareholders consisting of one Capital Stock Purchase Right on each outstanding share of capital stock which was intended to cause substantial ownership dilution to a person or group attempting to acquire the Company without approval of the Company's Board of Directors. A right would also be issued with each share of capital stock that became outstanding prior to the time the rights become exercisable or expired. Prior to the expiration of the rights in June 1996, the Company's Board of Directors extended the term of the rights to June 2006 and approved amendments to and restated the rights.

Under the amendments, if a person or group acquires beneficial ownership of 20% or more or announces a tender offer that would result in beneficial ownership of 20% or more of the shares of outstanding capital stock, each right becomes exercisable ten days thereafter and entitles its holder to purchase one share of capital stock for $175. If the Company is acquired in a business combination transaction, each right not owned by the 20% holder entitles its holder to purchase for $175 common shares of the acquiring company having a market value of $350. Alternatively, if a 20% holder were to acquire the Company through a reverse merger in which the Company and its capital stock survive or were to engage in certain "self-dealing" transactions, each right not owned by the acquiring person would entitle its holder to purchase for $175 capital stock of the Company having a market value of $350. Each right can be redeemed by the Company for $.01, subject to the occurrence of certain events and other restrictions. The rights should not interfere with a business combination transaction that has been approved by the Board of Directors.

14.  Contingencies
The Company has been notified by the U.S. Environmental Protection Agency that it is one of many Potentially Responsible Parties (PRP) with respect to certain National Priorities List sites. Based on its evaluation of the potential total cleanup costs, its estimate of its potential exposure, and the viability of the other PRP's, the Company believes that any costs ultimately required to be borne by it at these sites will not have a material adverse effect on its results of operations, cash flow or financial position.

The Company is subject to other legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of Management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on results of operations, cash flow or financial position of the Company.

15.  Petroleum Segment Information*
(Millions of dollars)                                      1996         1995         1994
_________________________________________________________________________________________
Sales to unaffiliated customers:
  Domestic                                             $  697.3        662.0        678.1
  North Sea                                               141.6        133.9         92.9
  Other foreign                                            23.6         26.3         18.3
_________________________________________________________________________________________
    Total revenues                                     $  862.5        822.2        789.3
_________________________________________________________________________________________
Earnings (loss) before income taxes:
  Operating profit (loss):
    Domestic                                              160.0         95.5       (262.3)
    North Sea                                              47.6         33.8          5.5
    Other foreign                                         (13.5)       (15.9)       (30.7)
_________________________________________________________________________________________
                                                          194.1        113.4       (287.5)
  Other income (expense), net                             (74.4)       (84.6)       (58.1)
_________________________________________________________________________________________
    Earnings (loss) before income taxes                $  119.7         28.8       (345.6)
_________________________________________________________________________________________
Identifiable industry assets:
    Domestic                                              756.0        824.0        793.9
    North Sea                                             468.3        495.6        518.8
    Other foreign                                          85.7         78.5         92.6
_________________________________________________________________________________________
                                                        1,310.0      1,398.1      1,405.3
Other assets                                               56.1         69.6         72.8
_________________________________________________________________________________________
    Total assets                                       $1,366.1      1,467.7      1,478.1
_________________________________________________________________________________________
Depletion, depreciation and amortization:
  Petroleum                                               171.6        156.1        196.7
  Other                                                     6.4          5.7          5.5
_________________________________________________________________________________________
                                                       $  178.0        161.8        202.2
_________________________________________________________________________________________
Capital expenditures:
  Exploration:
    Domestic                                              114.8         51.8         55.3
    North Sea                                               1.4           .4          1.6
    Other foreign                                          20.2         14.1         16.5
_________________________________________________________________________________________
                                                          136.4         66.3         73.4
_________________________________________________________________________________________
  Development:
    Domestic                                               53.8         69.5         75.4
    North Sea                                              14.2         16.9         18.2
    Other foreign                                           9.0         11.2         16.0
_________________________________________________________________________________________
                                                           77.0         97.6        109.6
_________________________________________________________________________________________
  Refining and marketing                                    2.5          3.5         31.1
_________________________________________________________________________________________
                                                          215.9        167.4        214.1
  Capitalized interest                                     11.1         15.7         22.3
  Other                                                     2.9          4.2          3.8
_________________________________________________________________________________________
                                                       $  229.9        187.3        240.2
_________________________________________________________________________________________
*   Includes nonrecurring charges/credits as follows:
      1996 - see Note 3.
      1995 - see Note 3.
      1994 - see Notes 2, 3 and 5.
/TABLE

_________________________________________________________________
MANAGEMENT'S DISCUSSION AND ANALYSIS


_________________________________________________________________
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

      Statements, other than historical facts, contained in this Annual Report on Form 10-K, including statements of estimated oil and gas production and reserves, drilling plans, future cash flows, anticipated capital expenditures and Management's strategies, plans and objectives, are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its forward looking statements are based on reasonable assumptions, it cautions that such statements are subject to a wide range of risks and uncertainties incident to the exploration for, acquisition, development and marketing of oil and gas, and it can give no assurance that its estimates and expectations will be realized. Important factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, changes in production volumes, worldwide demand, and commodity prices for petroleum natural resources; the timing and extent of the Company's success in discovering, acquiring, developing and producing oil and gas reserves; risks incident to the drilling and operation of oil and gas wells; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States and foreign countries in which the Company operates; the effect of hedging activities; and conditions in the capital markets. Other risk factors are discussed elsewhere in this Form 10-K, including those risk factors described under the headings "General", "Sales" and "Environmental Matters."


REVIEW OF OPERATIONS (1996 vs 1995)

      The Company reported net earnings of $80.2 million in 1996, a significant improvement over net earnings of $18.8 million reported in 1995. This increase in net earnings was primarily attributable to higher oil and gas revenues, improved refining operating profits for the seven months prior to its sale and continued cost controls.

Oil and Gas Operations

      Revenues from oil and gas operations were up $132 million from 1995. Natural gas revenues were up $111 million due to increased domestic and North Sea deliveries ($30 million) and the effect of higher prices ($81 million). Liquids revenues were up over $19 million due to higher crude oil prices ($36 million) which was partially offset by the impact of lower volumes ($17 million).

      Natural gas deliveries were up 47 million cubic feet per day (MMCFD) in 1996. Domestic deliveries contributed almost 42 MMCFD due to new wells onstream in south Louisiana and the Gulf of Mexico and increased production from the Madden Field in Wyoming. North Sea volumes were also up 4 MMCFD as a result of increased deliveries through the SAGE Pipeline System. All of these increases were net of natural declines at mature producing properties.

      Crude oil production declined almost 3,000 barrels per day
(BPD) in 1996 due primarily to natural declines at mature producing properties. Domestic production was up almost 400 BPD as volumes from new wells coming onstream more than offset the effects of natural declines. However, North Sea volumes fell almost 2,000 BPD due to natural declines at older fields combined with a late-summer shutdown of the Tiffany and Toni fields at T-Block during the tie-in of the Thelma Field. Volumes from other foreign operations declined almost 1,400 BPD primarily as the result of natural declines at the KAKAP Concession, offshore Indonesia.

      Lease operating and facilities expenses were unchanged for the second year in a row as cost-control efforts resulted in reduced operating costs on new and existing properties which more than offset higher workover, maintenance and facilities expenses.
Higher depletion, depreciation and amortization in 1996 was mainly due to new wells coming onstream. Dry holes and exploratory charges increased significantly due primarily to the Company's expanded exploration program in 1996. The Company's cost-control efforts in 1996 are also reflected in the decline in general, administrative and other expenses. Lower interest and debt expenses in 1996 reflect the sizable reduction in long-term debt, although partially offset by the decline in interest capitalizable to qualifying projects.

Refining Operations

      Prior to the sale in July, the refinery generated pretax profits of $7.4 million as compared to the $2.6 million generated for all of 1995. The seven-month sales period of 1996 was very favorable as daily sales volumes averaged over 10,000 barrels higher and at 10% higher profit margins than that realized in 1995.


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


LIQUIDITY AND CAPITAL RESOURCES

      In 1996, the Company generated approximately $318 million in cash from operations which, along with proceeds from asset sales ($72 million), advances against cash surrender values of life insurance policies ($20 million) and available cash, was utilized for capital projects ($224 million), repayment of long-term debt ($186 million) and dividends ($8 million).

      As discussed in Note 3, in July the Company completed the sale of its crude oil refinery, including crude oil and refined product inventories, for approximately $70 million resulting in a gain of approximately $2 million.

      The Company expects that its 1997 capital and exploration program, presently estimated at approximately $240 million, will be financed substantially by internally generated funds. The
Company's expenditures are continually reviewed, and revised as necessary, based on perceived current and long-term economic conditions.

      As discussed in Note 9, in June the Company amended its reducing revolving loan with a group of banks to reduce the banks' commitments to $350 million, extend the maturity one year to June 30, 2001 and improve other terms and conditions favorable to the Company. In addition, in November the Company registered up to $500 million of securities under the Securities and Exchange Commission's shelf registration rules.

      As explained in Note 14, the Company has been notified by the U.S. Environmental Protection Agency that it is one of many Potentially Responsible Parties with respect to certain National Priorities List sites. In the opinion of Management, the ultimate liability with respect to these matters will not have a material adverse effect on the results of operations, cash flow or financial position of the Company.

      As explained in Note 8, the Company uses derivative financial instruments to manage commodity price risks but does not use them for speculative purposes. In 1995, the Company implemented a risk management program to reduce exposure to commodity price volatility below strategic price levels desired for the Company to aggressively pursue its capital and exploration programs. In contrast to a common industry risk management practice of reducing commodity price volatility through the use of fixed price forward sales contracts, the Company's risk management strategy has been to establish floor prices and allow the Company to fully participate in commodity prices above a modest non-participation range. As a result, the Company participated in the highest natural gas prices since the inception of trading of natural gas futures on the New York Mercantile Exchange and the highest crude oil prices since the Persian Gulf War. Although revenues would have been higher in 1996 (natural gas-$15.7 million or $0.12 per MCF and crude oil-$14.5 million or $0.99 per barrel) without the non-participation range, the Company believes the alternative would have involved the use of fixed price forward sales contracts. The use of such contracts could, and likely would, have resulted in locking-in prices lower than actual realized prices, and, thus, would have negatively affected revenues by more than the aforementioned amounts. In 1995, the Company's risk management strategy resulted in higher natural gas revenues ($5.1 million or $0.04 per MCF).


CAPITAL STOCK, DIVIDENDS AND OTHER MARKET DATA

      The Company's capital stock is listed and traded on the New York Stock Exchange, the London Stock Exchange and the Swiss Stock Exchanges (Basle, Geneva and Zurich). As of February 28, 1997, there were 6,099 holders of record. The quarterly market prices for the past two years and the cash dividends paid in each period are presented herein under the heading "Market Price and Dividend Data."

      As discussed in Note 13, the Company's Board of Directors declared a dividend to shareholders consisting of one Capital Stock Purchase Right on each outstanding share of capital stock. These rights may cause substantial ownership dilution to a person or group who attempts to acquire the Company without approval of the Company's Board of Directors. The rights should not interfere with a business combination transaction that has been approved by the Board of Directors.

      As discussed in Note 13, the Company has reserved 1,666,940 shares of its capital stock for future grants and exercises of stock options.

      In February 1997, the Company's Board of Directors authorized the repurchase of up to two million shares of the Company's capital stock.


NOTE:
         The accompanying consolidated financial statements and notes thereto and the unaudited supplemental data are an integral part of this discussion and analysis and should be read in conjunction herewith.

_________________________________________________________________
DATA ON OIL AND GAS ACTIVITIES (Unaudited)


_________________________________________________________________
Proved Reserves and Changes Therein

The tables below set forth estimates of the proved reserves attributable to the working and royalty interests of the Company (net of royalties payable to other parties) along with a summary of the changes in the quantities of proved reserves during the periods indicated. Also set forth is the Company's 50% equity interest in the proved reserves of CLAM Petroleum Company. The Company emphasizes that the volumes of reserves shown below are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data. There have been no significant changes in the estimates of proved reserves since December 31, 1996.

                                                   Liquids (Millions of barrels)
                                                    North                 Other
                                       Domestic       Sea      CLAM     Foreign     Total
_________________________________________________________________________________________
Proved reserves at December 31, 1993       51.2      40.0        .4        11.5     103.1
Revisions of previous estimates             2.8      (2.6)      (.1)        (.1)        -
Extensions, discoveries and
  other additions                           8.6       2.3         -           -      10.9
Production                                 (9.1)     (5.6)        -        (1.2)    (15.9)
Sales of reserves in place                 (1.0)        -         -           -      (1.0)
_________________________________________________________________________________________
Proved reserves at December 31, 1994       52.5      34.1        .3        10.2      97.1
Revisions of previous estimates             4.8      (4.3)        -          .5       1.0
Purchase of reserves in place                .2         -         -           -        .2
Extensions, discoveries and
  other additions                          12.8       4.8         -          .5      18.1
Production                                 (8.7)     (6.6)        -        (1.8)    (17.1)
Sales of reserves in place                  (.9)        -         -        (1.6)     (2.5)
_________________________________________________________________________________________
Proved reserves at December 31, 1995       60.7      28.0        .3         7.8      96.8
Revisions of previous estimates            11.1       (.1)        -         (.3)     10.7
Purchase of reserves in place               2.0         -         -           -       2.0
Extensions, discoveries and
  other additions                           6.2       2.2         -          .1       8.5
Production                                 (8.6)     (5.9)        -        (1.3)    (15.8)
_________________________________________________________________________________________
Proved reserves at December 31, 1996       71.4      24.2        .3         6.3     102.2
_________________________________________________________________________________________

Proved-developed reserves at December 31,
  1994                                     48.1      32.7        .2         4.4      85.4
_________________________________________________________________________________________
  1995                                     56.7      23.7        .2         6.4      87.0
_________________________________________________________________________________________
  1996                                     67.8      20.0        .2         5.2      93.2
_________________________________________________________________________________________
/TABLE

                                                 Gas (Billions of cubic feet)
                                                    North                 Other
                                       Domestic       Sea      CLAM     Foreign     Total
_________________________________________________________________________________________
Proved reserves at December 31, 1993      631.6     142.7     153.9         7.7     935.9
Revisions of previous estimates            16.6      (4.5)     (2.8)       (1.7)      7.6
Purchase of reserves in place               3.4         -         -           -       3.4
Extensions, discoveries and
  other additions                         116.4      26.0       1.0         5.2     148.6
Production                                (83.6)     (1.8)    (14.6)       (1.1)   (101.1)
Sales of reserves in place                (10.7)        -         -           -     (10.7)
_________________________________________________________________________________________
Proved reserves at December 31, 1994      673.7     162.4     137.5        10.1     983.7
Revisions of previous estimates            43.8       3.0       2.8         1.9      51.5
Purchase of reserves in place              16.3         -         -           -      16.3
Extensions, discoveries and
  other additions                          48.6       9.0         -         6.5      64.1
Production                                (87.6)     (9.8)    (15.9)        (.5)   (113.8)
Sales of reserves in place                 (5.2)        -         -       (17.5)    (22.7)
_________________________________________________________________________________________
Proved reserves at December 31, 1995      689.6     164.6     124.4          .5     979.1
Revisions of previous estimates            43.1      24.5       4.0           -      71.6
Purchase of reserves in place               5.7         -         -           -       5.7
Extensions, discoveries and
  other additions                          58.0        .3      33.7           -      92.0
Production                               (103.1)    (11.4)    (16.8)          -    (131.3)
Sales of reserves in place                  (.2)        -         -           -       (.2)
_________________________________________________________________________________________
Proved reserves at December 31, 1996      693.1     178.0     145.3          .5   1,016.9
_________________________________________________________________________________________

Proved-developed reserves at December 31,
  1994                                    493.5     146.4     116.1        10.1     766.1
_________________________________________________________________________________________
  1995                                    520.7     159.7     111.1          .5     792.0
_________________________________________________________________________________________
  1996                                    557.0     174.3      90.2          .5     822.0
_________________________________________________________________________________________

The table below sets forth estimates of the domestic sulfur reserves attributable to the Company's interests as of December 31:

                                                                                  Proved-
(Thousands of long tons)                                            Proved      developed
_________________________________________________________________________________________
1994                                                                 670.3          670.3
_________________________________________________________________________________________
1995                                                                 974.7          974.7
_________________________________________________________________________________________
1996                                                               1,094.0        1,094.0
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

_________________________________________________________________________________________
STANDARDIZED MEASURE AT DECEMBER 31, 1996:

                                                            North      Other
(Millions of dollars)                         Domestic        Sea    Foreign        Total
_________________________________________________________________________________________
Future cash inflows                           $4,272.8    1,113.3      124.0      5,510.1
Future production and development costs       (1,360.3)    (240.2)     (49.8)    (1,650.3)
Future income tax expenses                      (853.9)    (302.4)     (16.1)    (1,172.4)
_________________________________________________________________________________________
Future net cash flows                          2,058.6      570.7       58.1      2,687.4
10% annual discount for estimated timing
  of cash flows                                 (789.1)    (198.1)     (13.4)    (1,000.6)
_________________________________________________________________________________________
Standardized measure of discounted future
  net cash flows                              $1,269.5      372.6       44.7      1,686.8
_________________________________________________________________________________________

CLAM                                          $      -       23.4          -         23.4
_________________________________________________________________________________________

PRINCIPAL SOURCES OF CHANGE DURING 1996:

(Millions of dollars)
_________________________________________________________________________________________
Sales and transfers, net of production costs                                      $(457.6)
Net change in prices and production costs                                           655.0
Extensions, discoveries and improved recovery,
  less related costs                                                                203.9
Net change in future development costs                                              (18.7)
Previously estimated development costs
  incurred during the year                                                           72.4
Revisions of previous reserve estimates                                             157.9
Purchase of reserves in place                                                        29.0
Sales of reserves in place                                                            (.5)
Accretion of discount                                                               153.0
Net change in income taxes                                                         (319.3)
Other                                                                                32.0
_________________________________________________________________________________________
  Net change                                                                      $ 507.1
_________________________________________________________________________________________

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
_________________________________________________________________________________________

_________________________________________________________________________________________
RESULTS OF OPERATIONS FOR OIL AND GAS ACTIVITIES

Years ended December 31:
                                                        North          Other
19961 (Millions of dollars)             Domestic          Sea        Foreign        Total
_________________________________________________________________________________________
Revenues                                 $ 433.82       141.6           23.6        599.0
Production costs                           (90.9)       (38.8)          (5.7)      (135.4)
Exploration expenses                       (91.9)        (1.3)         (12.9)      (106.1)
DD&A                                       (98.1)       (53.9)         (18.5)      (170.5)
_________________________________________________________________________________________
                                           152.9         47.6          (13.5)       187.0
Income tax (expense) benefit               (65.4)       (13.1)           4.7        (73.8)
_________________________________________________________________________________________
  Earnings (loss)3                       $  87.5         34.5           (8.8)       113.2
_________________________________________________________________________________________

CLAM4                                    $     -          8.6              -          8.6
_________________________________________________________________________________________

19951(Millions of dollars)
_________________________________________________________________________________________
Revenues                                   306.82       133.9           26.3        467.0
Production costs                           (84.6)       (39.9)          (8.8)      (133.3)
Exploration expenses                       (45.9)        (2.6)         (19.8)       (68.3)
DD&A                                       (83.1)       (57.6)         (13.6)      (154.3)
_________________________________________________________________________________________
                                            93.2         33.8          (15.9)       111.1
Income tax (expense) benefit               (34.3)       (15.9)           7.2        (43.0)
_________________________________________________________________________________________
  Earnings (loss)3                       $  58.9         17.9           (8.7)        68.1
_________________________________________________________________________________________

CLAM4                                    $     -          5.4              -          5.4
_________________________________________________________________________________________

19941 (Millions of dollars)
_________________________________________________________________________________________
Revenues                                   316.82        92.9           18.3        428.0
Production costs                           (87.1)       (36.9)          (9.4)      (133.4)
Exploration expenses                       (44.8)        (2.6)         (22.3)       (69.7)
DD&A                                      (142.6)       (41.9)          (8.9)      (193.4)
Write-down of oil and gas properties      (265.6)        (6.0)          (8.4)      (280.0)
_________________________________________________________________________________________
                                          (223.3)         5.5          (30.7)      (248.5)
Income tax (expense) benefit                77.8         (9.0)          13.6         82.4
_________________________________________________________________________________________
  Earnings (loss)3                       $(145.5)        (3.5)         (17.1)      (166.1)
_________________________________________________________________________________________

CLAM4                                    $     -          3.9              -          3.9
_________________________________________________________________________________________

1   Includes nonrecurring charges/credits as explained in "Notes to Consolidated Financial
    Statements" as follows:
      1996 - see Note 3.
      1995 - see Note 3.
      1994 - see Notes 2 and 3.
2   Includes intercompany transfers to the Company's refinery of $16.9, $28.0 and $24.8 in
    1996, 1995 and 1994, respectively.
3   Excludes other income, general and administrative expenses, and interest and debt expenses.
4   Represents the Company's equity in CLAM's net earnings after U.S. income taxes.  See
    Note 6 of "Notes to Consolidated Financial Statements."

_________________________________________________________________________________________
COSTS INCURRED IN OIL AND GAS ACTIVITIES

Years ended December 31:
                                                        North          Other
1996 (Millions of dollars)               Domestic         Sea        Foreign        Total
_________________________________________________________________________________________
Property acquisition:
  Proved                                  $   4.6           -              -          4.6
  Unproved                                   21.2           -              -         21.2
Exploration                                 109.7         1.7           26.9        138.3
Development                                  48.4        15.0            9.0         72.4
_________________________________________________________________________________________
                                            183.9        16.7           35.9        236.5
Capitalized interest                          2.0         8.4             .7         11.1
_________________________________________________________________________________________
                                          $ 185.9        25.1           36.6        247.6
_________________________________________________________________________________________

CLAM                                      $     -        (2.1)             -         (2.1)
_________________________________________________________________________________________


1995 (Millions of dollars)
_________________________________________________________________________________________
Property acquisition:
  Proved                                      9.2          .3              -          9.5
  Unproved                                    4.3           -              -          4.3
Exploration                                  55.7          .8           18.8         75.3
Development                                  60.3        16.6           11.2         88.1
_________________________________________________________________________________________
                                            129.5        17.7           30.0        177.2
Capitalized interest                          4.4        10.3            1.0         15.7
_________________________________________________________________________________________
                                          $ 133.9        28.0           31.0        192.9
_________________________________________________________________________________________

CLAM                                      $     -         9.3              -          9.3
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
_________________________________________________________________________________________


_________________________________________________________________________________________
OIL AND GAS OPERATING DATA1
Years ended December 31:
                                         1996       1995       1994       19932      1992
_________________________________________________________________________________________
CRUDE AND CONDENSATE3
Production (barrels per day):
  Domestic:
    Working interest                   16,720     16,808     18,833     17,586     15,308
    Royalty interest                    4,398      3,945      3,678      4,161      4,070
_________________________________________________________________________________________
                                       21,118     20,753     22,511     21,747     19,378
  North Sea (working interest)         15,296     17,250     14,769      6,529      6,258
  Other foreign (working interest)      3,561      4,936      3,496      6,509      5,674
_________________________________________________________________________________________
                                       39,975     42,939     40,776     34,785     31,310
_________________________________________________________________________________________

Average price received (per barrel):
  Domestic                          $   20.54      18.11      16.26      17.33      19.85
  North Sea                             19.77      17.29      16.01      16.20      19.11
  Other foreign                         18.09      15.12      12.63      14.40      14.98
  Consolidated                          20.03      17.44      15.86      16.57      18.82
_________________________________________________________________________________________

NATURAL GAS
Production (thousands of cubic feet
 per day):
  Domestic:
    Working interest                  250,857    209,876    203,700    155,917    119,050
    Royalty interest                   30,799     30,052     24,957     23,861     21,146
_________________________________________________________________________________________
                                      281,656    239,928    228,657    179,778    140,196
  North Sea (working interest)         31,063     26,864      5,302        156        236
  Other foreign (working interest)          -      1,379      3,018      5,316      4,871
  CLAM Petroleum Company               45,967     43,550     40,003     34,608     40,485
_________________________________________________________________________________________
                                      358,686    311,721    276,980    219,858    185,788
_________________________________________________________________________________________

Average price received (per MCF):
  Domestic                          $    2.50       1.73       1.95       2.19       1.75
  North Sea                              2.29       2.09       2.20       1.51       1.92
  Other foreign                             -       0.68       1.63       1.27       0.84
  CLAM Petroleum Company                 2.81       2.59       2.27       2.35       2.73
  Consolidated                           2.52       1.88       2.00       2.19       1.94
_________________________________________________________________________________________

PLANT PRODUCTS
Production (barrels per day):
  Domestic (working interest)           2,301      2,936      2,475      2,377      2,294
  North Sea (working interest)            887      1,015        552        352        461
  Other foreign (working interest)          -         19          6         29         39
_________________________________________________________________________________________
                                        3,188      3,970      3,033      2,758      2,794
_________________________________________________________________________________________

Average price received (per barrel):
  Domestic                          $   13.61      11.20      10.06      11.26      13.07
  North Sea                             17.02      13.49      11.28      12.62      14.47
  Other foreign                             -      10.67       7.84      11.97      12.68
  Consolidated                          14.55      11.78      10.28      11.44      13.29
_________________________________________________________________________________________

1   Includes the Company's 50% equity interest in its unconsolidated affiliate,
    CLAM Petroleum Company.
2   Includes NERCO Oil & Gas, Inc. since October 1, 1993.
3   Before the elimination of intercompany transfers.
/TABLE

_________________________________________________________________________________________
OIL AND GAS PROPERTIES
December 31, 1996

                                               Productive acreage     Undeveloped acreage
(Thousands of acres)                           Gross          Net      Gross          Net
_________________________________________________________________________________________
LEASEHOLDS AND OPTIONS
Domestic:
  Offshore Gulf of Mexico                       313.3       154.1       368.6       195.6
  Louisiana                                     126.5        78.2        74.7        34.6
  Alabama/Florida                                10.7         9.1           -           -
  Colorado/Utah                                    .8           -        95.9        48.0
  Wyoming                                        39.8        11.4       183.1       104.4
  Other                                          43.0         4.0        66.9        10.3
_________________________________________________________________________________________
                                                534.1       256.8       789.2       392.9
_________________________________________________________________________________________
North Sea:
  Netherlands                                     2.7         1.0       103.3        36.0
  United Kingdom                                 19.8         1.3       130.2        10.9
_________________________________________________________________________________________
                                                 22.5         2.3       233.5        46.9
_________________________________________________________________________________________
Other foreign:
  Algeria                                           -           -     1,552.9     1,009.4
  Australia                                         -           -       139.1        46.3
  Colombia                                       12.6         1.7       950.6       398.1
  Indonesia                                      10.7         1.6       485.0        72.7
  Papua New Guinea                                  -           -       168.4        73.8
  Tunisia                                           -           -     1,021.0       510.5
  Venezuela                                         -           -       525.1       183.7
_________________________________________________________________________________________
                                                 23.3         3.3     4,842.1     2,294.5
_________________________________________________________________________________________
FEE LANDS                                        90.0        90.0       504.0       504.0
_________________________________________________________________________________________
CLAM PETROLEUM COMPANY (50%)
  Netherlands-North Sea                          42.0         5.7       577.0       133.0
_________________________________________________________________________________________

                                                711.9       358.1     6,945.8     3,371.3
_________________________________________________________________________________________

_______________________________________________________________________________________
WELLS DRILLED
Years ended December 31:

                               1996         1995         1994         1993         1992
_______________________________________________________________________________________
GROSS WELLS DRILLED (by location)
Working interest
Domestic:
  Offshore Gulf of Mexico        21           15           20           23            5
  Louisiana                      17           13           14           10           17
  Wyoming                         1            1            4            6            2
  Other                           -            -            -            -            1
_______________________________________________________________________________________
                                 39           29           38           39           25
_______________________________________________________________________________________
North Sea:
  Netherlands                     4            7            3            4            5
  United Kingdom                 10            8            6            5            8
_______________________________________________________________________________________
                                 14           15            9            9           13
_______________________________________________________________________________________
Other foreign:
  Algeria                         3            -            -            -            -
  Australia                       1            -            1            2            -
  Canada                          -            5           14           38           33
  Colombia                        3            1            2            -            3
  Indonesia                       8            9            -            -            -
  Other                           1            1            2            -            1
_______________________________________________________________________________________
                                 16           16           19           40           37
_______________________________________________________________________________________
Total working interest           69           60           66           88           75
Royalty interest                 18           24           19           35           26
_______________________________________________________________________________________
Total wells                      87           84           85          123          101
_______________________________________________________________________________________

GROSS (NET) WELLS DRILLED (by type)
Exploratory:
  Oil                     10   (4.3)   14   (1.5)   15   (1.8)    34 (15.2)    26 (13.1)
  Gas                     19   (4.7)   22   (6.8)   26  (10.3)    18  (3.9)    10  (2.5)
  Dry                     22   (6.6)   17   (4.2)   22   (9.4)    31 (11.4)    28 (12.4)
_______________________________________________________________________________________
                          51  (15.6)   53  (12.5)   63  (21.5)    83 (30.5)    64 (28.0)
_______________________________________________________________________________________
Development:
  Oil                     23   (2.4)   22   (3.2)    7   (1.0)    17  (2.1)    22  (2.6)
  Gas                     13   (3.2)    9   (2.6)   14   (3.3)    21  (3.4)     6  (1.4)
  Dry                      -      -     -      -     1    (.1)     2   (.3)     9   (.7)
_______________________________________________________________________________________
                          36   (5.6)   31   (5.8)   22   (4.4)    40  (5.8)    37  (4.7)
_______________________________________________________________________________________
Total wells               87  (21.2)   84  (18.3)   85  (25.9)   123 (36.3)   101 (32.7)
_______________________________________________________________________________________

_________________________________________________________________________________________
SELECTED FINANCIAL DATA*
Years ended December 31:

                                        (Millions of dollars, except per share data)
                                         1996       1995       1994       1993       1992
_________________________________________________________________________________________
Revenues                            $   862.5      822.2      789.3      793.8      765.8
Operating profit (loss)             $   194.1      113.4     (287.5)      90.7       52.5
Net earnings (loss)                 $    80.2       18.8     (226.9)       9.6       (6.8)
Earnings (loss) per share           $    2.35       0.56      (6.80)      0.33      (0.24)
Average shares (millions)                34.2       33.5       33.4       29.5       28.4
_________________________________________________________________________________________
Net cash flows from:
  Operating activities              $   318.4      220.5      212.1      178.9      178.7
  Investing activities              $  (162.9)    (174.0)    (237.5)    (722.3)    (116.3)
  Financing activities              $  (156.8)     (48.7)       4.6      536.2      (48.6)
Working capital (deficit):
  End of year                       $    22.8        6.0       (6.4)      15.6      (20.2)
  Current ratio                          1.15       1.03        .97       1.09        .88
_________________________________________________________________________________________
Total assets                        $ 1,364.8    1,467.7    1,478.1    1,838.7    1,209.1
Long-term debt                      $   505.7      691.6      739.5      734.5      343.0
Stockholders' equity                $   474.6      370.7      352.4      599.8      416.6
Cash dividends per share            $    0.24       0.24       1.00       1.00       1.00
_________________________________________________________________________________________

*
  Includes nonrecurring charges/credits as explained in "Notes to Consolidated Financial
  Statements" as follows:
    1996  - see Note 3.
    1995  - see Note 3.
    1994  - see Notes 2, 3 and 5.
    1993  - Effective January 1, 1993, the Company changed its method of accounting for income taxes and recorded a $13.7 million credit to earnings.  At the same time, the Company's 50%-owned affiliate, MaraLou, also changed its method of accounting for income taxes and recorded a charge to earnings of $6 million ($3 million net to the Company's interest).  Also, with the enactment of the Budget
            Reconciliation Act of 1993, the Federal statutory corporate income tax rate was increased from 34% to 35% and the Company recorded a $3 million charge to earnings.  In connection with the negotiation of a credit facility, bank fees and other costs of $6.7 million were charged to earnings.  In December the
            Company completed the sale of certain assets in Canada for approximately $42.8 million resulting in a gain of $23.5 million (before income taxes of $10.3 million).  At the end of 1993, the refinery inventories exceeded their current market values resulting in a charge to earnings of $6.5 million (before income tax benefits of $2.3 million).
    1992  - In the first quarter of 1992, the Company recorded a charge of $54.2 million
            (before income tax benefits of $17.8 million) against earnings to provide for the restructuring of its oil and gas operations.  This charge included provisions for estimated losses on the disposition of selected domestic properties of $47.6 million (both developed and undeveloped) and costs associated with staff retirements, reductions and related transition expenses of $4.8 million.  These charges were reduced by a $25 million (before income taxes of $8.5 million) reduction in the Company's litigation accrual for a State of Louisiana gas royalty claim.  The Company completed the sale of substantially all of the selected properties for a purchase price of $48.1 million in the third quarter of 1992 resulting in a gain of approximately $8 million which was also applied against the restructuring charges.

_________________________________________________________________________________________
MARKET PRICE AND DIVIDEND DATA

                                                              Quarter Ended
                                                March 31    June 30    Sept. 30   Dec. 31
_________________________________________________________________________________________
1996:
Capital stock price:
  High                                          $48 7/8      57 7/8      63 5/8    62 1/2
  Low                                            39 3/8      46 7/8      50 3/8    51 1/2
Cash dividends per share                           0.06        0.06        0.06      0.06
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
_________________________________________________________________________________________

_________________________________________________________________________________________
QUARTERLY DATA*
                                                              Quarter Ended
(Millions of dollars, except per share data)    March 31    June 30    Sept. 30   Dec. 31
_________________________________________________________________________________________
1996:
Revenues                                          $262.5      246.3       176.9     176.8
Costs and expenses                                 225.2      212.0       152.4     128.9
_________________________________________________________________________________________
                                                    37.3       34.3        24.5      47.9
Other income (expense), net                         (5.5)      (7.8)       (6.0)     (5.0)
_________________________________________________________________________________________
Earnings before income taxes                        31.8       26.5        18.5      42.9
Income tax expense                                  11.2        9.3         4.8      14.2
_________________________________________________________________________________________
Net earnings                                      $ 20.6       17.2        13.7      28.7
_________________________________________________________________________________________
Earnings per share                                $ 0.61       0.50        0.40      0.83
_________________________________________________________________________________________

Average shares                                      33.7       34.2        34.4      34.4
_________________________________________________________________________________________

1995:
Revenues                                           191.3      210.7       212.4     207.8
Costs and expenses                                 178.3      193.7       199.3     191.8
_________________________________________________________________________________________
                                                    13.0       17.0        13.1      16.0
Other income (expense), net                         (7.6)      (7.2)      (10.3)     (5.2)
_________________________________________________________________________________________
Earnings before income taxes                         5.4        9.8         2.8      10.8
Income tax expense                                   1.9        3.4         1.0       3.7
_________________________________________________________________________________________
Net earnings                                      $  3.5        6.4         1.8       7.1
_________________________________________________________________________________________
Earnings per share                                $ 0.11       0.19        0.05      0.21
_________________________________________________________________________________________

Average shares                                      33.5       33.5        33.6      33.6
_________________________________________________________________________________________

*
  Includes nonrecurring charges/credits as explained in Note 3 of "Notes to Consolidated
  Financial Statements."


                               Independent Auditors' Report








The Partners
MaraLou Netherlands Partnership:

We have audited the accompanying consolidated balance sheets of MaraLou Netherlands Partnership and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MaraLou Netherlands Partnership and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                /s/ KPMG PEAT MARWICK LLP

                                KPMG PEAT MARWICK LLP

Houston, Texas
January 28, 1997

                               MARALOU NETHERLANDS PARTNERSHIP

                                 Consolidated Balance Sheets

                                 December 31, 1996 and 1995
                                 (Expressed in U.S. Dollars)
ASSETS                                                       1996              1995
Current assets:
  Cash and cash equivalents                             $  15,512,348         8,362,890
  Accounts receivable                                      18,995,542        18,195,607
  Income taxes receivable                                     792,318         1,897,581
  Materials and supplies                                       28,740           132,839
  Other current assets                                         66,580            30,514
    Total current assets                                   35,395,528        28,619,431

Long-term receivable                                        5,792,577         6,250,390

Property, plant and equipment, at cost, based on
the successful efforts method of accounting for
oil and gas properties                                    373,618,645       381,561,020

  Less accumulated depletion, amortization
    and depreciation                                      239,161,370       220,545,368

      Net property, plant and equipment                   134,457,275       161,015,652

Deferred charges                                               84,787           158,462

                                                        $ 175,730,167       196,043,935

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliated companies                     227,429           209,655
  Accounts payable - net profits interest                     687,905            89,443
  Accrued liabilities                                      10,165,793        12,199,361
  Amounts due to operators of joint ventures                4,864,922         3,429,466
  Government royalties payable                              1,800,956         1,658,735
  Income taxes payable                                      6,836,182           772,540
    Total current liabilities                              24,583,187        18,359,200

Long-term debt                                             96,000,000        96,000,000
Deferred income taxes                                      23,715,648        30,265,085
Deferred liability - platform abandonment                  23,627,970        22,027,271
Minority interest                                             378,809         1,980,114

Partners' capital (deficit):
  Marathon Petroleum Netherlands, Ltd.                     (3,289,618)        6,704,238
  LL&E (Netherlands), Inc.                                 (3,289,618)        6,704,238
  Foreign currency translation adjustment                  14,003,789        14,003,789
    Total partners' capital                                 7,424,553        27,412,265

                                                        $ 175,730,167       196,043,935

See accompanying notes to consolidated financial statements.
/TABLE

                               MARALOU NETHERLANDS PARTNERSHIP

                              Consolidated Statements of Income

                        Years Ended December 31, 1996, 1995 and 1994
                                 (Expressed in U.S. Dollars)

                                               1996            1995            1994
Revenues:
  Sales                                   $  96,952,823      85,789,643      68,663,916
  Interest income                             1,219,495       1,167,368       1,259,380

    Total revenues                           98,172,318      86,957,011      69,923,296

Costs and expenses:
  Costs and operating expenses               22,713,955      22,258,728      11,079,073
  Exploration expenses, including dry
    hole costs                                6,879,661       7,506,437       4,344,427
  Depletion, amortization and
    depreciation                             18,616,002      20,060,105      16,571,265
  General and administrative expenses         5,045,413       6,611,751       5,691,285
  Royalty expense                             2,195,978       1,751,800         996,651
  Net profits interest                        2,308,468         585,859          96,232
  Interest expense                            6,957,291       6,765,432       5,467,221
  Foreign exchange loss/(gain)                1,763,404        (232,567)        543,705

    Total costs and expenses                 66,480,172      65,307,545      44,789,859

Income before income taxes                   31,692,146      21,649,466      25,133,437

Provision for income taxes                   13,241,163      10,001,420      16,940,713

Income after income taxes                    18,450,983      11,648,046       8,192,724
Minority interest                             2,038,695       1,536,566       1,126,536

Net income                                $  16,412,288      10,111,480       7,066,188


See accompanying notes to consolidated financial statements.

                               MARALOU NETHERLANDS PARTNERSHIP

                        Consolidated Statements of Partners' Capital

                        Years Ended December 31, 1996, 1995 and 1994
                                 (Expressed in U.S. Dollars)

                                   Marathon
                                  Petroleum               LL&E
                              Netherlands, Inc.    (Netherlands), Inc.        Total
Capital, January 1, 1996         $ 6,704,238             6,704,238           13,408,476
Net income                         8,206,144             8,206,144           16,412,288
Distribution to Partners         (18,200,000)          (18,200,000)         (36,400,000)

Capital before adjustments        (3,289,618)           (3,289,618)          (6,579,236)

Foreign currency translation
  adjustment                               -                     -           14,003,789

Capital, December 31, 1996       $(3,289,618)           (3,289,618)           7,424,553


                                   Marathon
                                  Petroleum               LL&E
                              Netherlands, Inc.    (Netherlands), Inc.         Total
Capital, January 1, 1995          10,748,498            10,748,498           21,496,996
Net income                         5,055,740             5,055,740           10,111,480
Distribution to Partners          (9,100,000)           (9,100,000)         (18,200,000)

Capital before adjustments         6,704,238             6,704,238           13,408,476

Foreign currency translation
  adjustment                               -                     -           14,003,789

Capital, December 31, 1995       $ 6,704,238             6,704,238           27,412,265












                                                                (Continued)

                               MARALOU NETHERLANDS PARTNERSHIP

                 Consolidated Statements of Partners' Capital  (Continued)

                        Years Ended December 31, 1996, 1995 and 1994
                                 (Expressed in U.S. Dollars)


                                   Marathon
                                  Petroleum               LL&E
                              Netherlands, Inc.    (Netherlands), Inc.        Total
Capital, January 1, 1994          12,675,404            12,675,404           25,350,808
Net income                         3,533,094             3,533,094            7,066,188
Distribution to Partners          (5,460,000)           (5,460,000)         (10,920,000)

Capital before adjustments        10,748,498            10,748,498           21,496,996

Foreign currency translation
  adjustment                               -                     -           14,003,789

Capital, December 31, 1994       $10,748,498            10,748,498           35,500,785


See accompanying notes to consolidated financial statements.

                               MARALOU NETHERLANDS PARTNERSHIP

                            Consolidated Statements of Cash Flows

                        Years Ended December 31, 1996, 1995 and 1994
                                 (Expressed in U.S. Dollars)

                                                 1996            1995          1994
Cash flows from operating activities:
  Net income accruing to MaraLou partners   $  16,412,288    10,111,480      7,066,188
  Net (loss)/income accruing to minority
    shareholders, net of cash distributions    (1,601,305)     (283,434)        34,536
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depletion, amortization, depreciation
      and abandonment                          18,616,002    20,060,105     16,571,265
    Dry hole costs                              6,416,582     7,704,402      3,860,175
    Deferred income taxes                      (6,633,681)      431,900      9,021,323
    Exchange loss (gain)                        1,780,977      (193,026)       374,213
    Interest on EBN repayment                     740,135       118,451        281,812
    Increase in accounts receivable            (2,177,922)   (1,116,282)    (2,041,325)
    Decrease (increase) in accounts receivable
      - net profits interest                            -       385,371        (19,222)
    Decrease (increase) in materials and
      supplies                                    104,099        64,973       (190,902)
    Decrease (increase) in other current
      assets                                       92,958       (19,958)       206,155
    Decrease in deferred charges                   72,799        25,291         64,096
    (Decrease) increase in accounts
      payable-affiliates                           39,846       148,198         (3,255)
    Increase in accounts payable-net
      profits                                     653,906       203,856              -
    Increase (decrease) in accrued
      liabilities                              (1,975,499)      169,047      1,483,332
    Increase (decrease) in amounts due to
      operator of joint venture                 1,671,521     1,885,328     (2,558,160)
    (Decrease) increase in government
      royalties payable                           249,941        49,040       (131,600)
    (Decrease) increase in income taxes
      payable/receivable                        7,422,123       445,126    (15,179,834)
         Net cash provided by operating
           activities                          41,884,770    40,189,868     18,838,797

Cash flows from investing activities:
    Net proceeds/payments for sale/
      purchase of equipment                     3,130,647   (18,387,901)   (24,241,343)
         Net cash (used in) provided by
           investing activities                 3,130,647   (18,387,901)   (24,241,343)


                                                                (Continued)

                               MARALOU NETHERLANDS PARTNERSHIP

                     Consolidated Statements of Cash Flows  (Continued)

                        Years Ended December 31, 1996, 1995 and 1994
                                 (Expressed in U.S. Dollars)

                                                 1996            1995          1994
Cash flows from financing activities:
    Borrowing under revolving credit
      agreement                             $          -              -      8,200,000
    Cash distribution to partners            (36,400,000)   (18,200,000)   (10,920,000)
      Net cash used in financing activities  (36,400,000)   (18,200,000)    (2,720,000)

Effect of exchange rate on cash               (1,465,959)       640,022        766,758
Net increase (decrease) in cash and cash
  equivalents                                  7,149,458      4,241,989     (7,355,788)

Cash and cash equivalents at beginning of
  year                                         8,362,890      4,120,901     11,476,689
Cash and cash equivalents at end of year    $ 15,512,348      8,362,890      4,120,901

Supplemental disclosure of cash flow information:
  Cash paid (received) during the year for:
    Interest                                $  6,041,259      7,166,142      4,487,259
    Foreign taxes                              8,406,952     11,682,068     23,621,088
    Federal taxes                              4,300,000     (1,591,489)      (518,116)

Supplemental schedule of noncash investing and financing activities:
  Long-term receivable for EBN
    reimbursement                           $   (457,813)       476,172        154,362
  Accrued liability established for
    repayment to EBN                              (5,885)       844,590        732,141


See accompanying notes to consolidated financial statements.

                        MARALOU NETHERLANDS PARTNERSHIP

                  Notes to Consolidated Financial Statements

                       December 31, 1996, 1995 and 1994

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

      Joint venture agreements:
      CLAM, together with unrelated parties, has interests in certain prospecting and production licenses and related operating agreements which provide for the joint conduct of seismic, geological, exploration and development activities on the continental shelf of The Netherlands. The accompanying financial statements include CLAM's share of operations as reported to it by the six operators of the joint ventures.
      The amounts reported by the operators of the joint ventures are subject to annual audits by the non-operators. A deter-mination is made annually as to the requirement for an audit based on the materiality of each operator's expenditures. Audits for the year 1995 have been conducted for two of the more significant joint ventures with no material items discovered. The remaining operators' 1995 expenditures were not material enough to require an audit.

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

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121),
      "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in March 1995. Effective December 31, 1995, CLAM adopted SFAS No. 121.

      The adoption of SFAS No. 121 resulted in no write-down of long-lived assets. Under SFAS No. 121, the Company performed its impairment review of proved gas and condensate properties on a depletable unit basis. For each depletable unit deter-mined to be impaired, an impairment loss equal to the dif-ference between the carrying value and the fair value of the depletable unit would be recognized. Fair value, on a depletable unit basis, was estimated to be the present value of expected future cash flows computed by applying estimated future gas and condensate prices, as determined by Management, to estimated future production of gas and condensate reserves over the economic lives of the reserves.

      Depletion, amortization and depreciation:
      Depletion is provided under the unit-of-production method based upon estimates of proved-developed reserves. Depreci-ation is based on estimated useful life of the assets. Reserve determinations are management's best estimates and generally are related to economic and operating conditions. Depletion and depreciation rates are adjusted for future estimated salvage values.

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

2.    Related party transactions

      CLAM transactions with related parties consisted of charges for geological, geophysical and administrative services rendered by an affiliate under two service contracts and administrative services rendered by another affiliate. Such charges were approximately $3,032,408, $2,803,322 and $2,183,002 for 1996, 1995 and 1994, respectively. Salaries and related social charges included therein amounted to $154,603, $2,007,984 and $1,449,062 for 1996, 1995 and 1994,
      respectively.

      MaraLou transactions with related parties consisted of charges for administrative services rendered by an affiliate amounting to $63,252, $60,900 and $59,880 in 1996, 1995 and 1994,
      respectively.

3.    Property, plant and equipment

      Changes in property, plant and equipment for the years ended December 31, 1996, 1995 and 1994 are as follows (in thousands of U.S. dollars):

<CATION>
                                   Balance        Additions      Dry Hole     Balance
                                   12/31/95     (Reductions)      Costs       12/31/96
     Concession                   $    5,988          (2,437)            -        3,551
     Wells and platforms             311,059          (7,457)            -      303,602
     Incomplete construction               -             886             -          886
     Uncompleted wells                 5,610             782        (2,374)       4,018
     Pipelines                        51,897            (323)            -       51,574
     Gas processing facilities         6,645           2,921             -        9,566
     Furniture and fixtures              362              59             -          421

                                     381,561          (5,569)       (2,374)     373,618

     Depletion and amortization      220,189          18,600             -      238,789
     Depreciation-furniture and
       fixtures                          356              16             -          372

                                     220,545          18,616             -      239,161

     Net property, plant
       and equipment              $  161,016                                    134,457


                                   Balance        Additions      Dry Hole     Balance
                                   12/31/94     (Reductions)      Costs       12/31/95
     Concession                   $    8,275          (2,287)            -        5,988
     Wells and platforms             280,828          30,231             -      311,059
     Incomplete construction           5,726          (5,726)            -            -
     Uncompleted wells                16,280          (5,667)       (5,003)       5,610
     Pipelines                        51,870              27             -       51,897
     Gas processing facilities         6,519             126             -        6,645
     Furniture and fixtures            1,127            (765)            -          362

                                     370,625          15,939        (5,003)     381,561

     Depletion and amortization      200,144          20,045             -      220,189
     Depreciation-furniture and
       fixtures                        1,105            (749)            -          356

                                     201,249          19,296             -      220,545

     Net property, plant
       and equipment              $  169,376                                    161,016

                                   Balance        Additions      Dry Hole     Balance
                                   12/31/93     (Reductions)      Costs       12/31/94
     Concession                   $   11,678          (3,403)            -        8,275
     Wells and platforms             262,139          18,689             -      280,828
     Incomplete construction           3,278           2,448             -        5,726
     Uncompleted wells                17,640          (1,482)          122       16,280
     Pipelines                        48,439           3,431             -       51,870
     Gas processing facilities         5,374           1,145             -        6,519
     Furniture and fixtures            1,116              11             -        1,127

                                     349,664          20,839           122      370,625

     Depletion and amortization      183,645          16,499             -      200,144
     Depreciation-furniture and
       fixtures                        1,032              73             -        1,105

                                     184,677          16,572             -      201,249

     Net property, plant
       and equipment              $  164,987                                    169,376

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

      Details of federal and foreign income taxes (benefits) - (in thousands of U.S. dollars) are as follows:

                                                            1996       1995       1994
     Current tax expense (benefit):
       Federal                                            $ 6,670         25       (860)
       Foreign                                             13,116      9,543      8,779
     Deferred tax expense (benefit):
       Federal                                             (5,198)     1,463      2,673
       Foreign                                             (1,347)    (1,030)     6,349

     Total provision for income taxes                     $13,241      10,001    16,941

      Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income before income taxes of CLAM as a result of the following (in thousands of U.S. dollars):

                                                             1996       1995      1994
     Computed "expected" tax expense                      $ 12,483      9,416    10,267
     Increase (decrease) in income taxes
       resulting from:
         Foreign tax greater than federal
           income tax                                            -          -     4,178
         Increase in deferred tax valuation
            allowance                                        1,040      1,225     2,852
         Other                                                (282)      (640)     (356)

     Provision for income taxes                           $ 13,241     10,001    16,941

      Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996, 1995 and 1994 relate to the following (in thousands of U.S. dollars):

     U.S. - Deferred                                        1996       1995       1994
     Deferred Tax Assets:
       Foreign tax credit carryover                       $     -         701         -
       Benefit for foreign deferred taxes                   4,249       3,810     3,733
       Abandonment accrual                                  8,271       7,708     7,354
       Valuation allowance                                 (6,864)     (5,824)   (4,599)

         Total deferred tax assets                        $ 5,656       6,395     6,488

     Deferred Tax Liabilities:
       Property, plant and equipment differences
         in depreciation and amortization                 $17,231      23,168    21,798

         Total deferred tax liabilities                   $17,231      23,168    21,798

     Total U.S. - deferred                                $11,575      16,773    15,310
/TABLE

     Foreign State Profit Share - Deferred                  1996       1995       1994
     Deferred Tax Assets:
       Abandonment accrual                                $  2,512      2,915     2,809
       Morgan loan currency revaluation                          -          -       270
       Valuation allowance                                    (368)      (261)     (723)

         Total deferred tax assets                        $  2,144      2,654     2,356

     Deferred Tax Liabilities:
       Property, plant and equipment differences
         in depreciation and amortization                 $ 14,285     16,146    15,771

         Total deferred tax liabilities                   $ 14,285     16,146    15,771

     Total Foreign State Profit Share - deferred          $ 12,141     13,492    13,415

      The Company provides a valuation allowance against deferred tax assets to reflect the amount of deferred tax asset, net of valuation allowance, that more likely than not will be utilized to offset future taxes. The valuation allowance increased from December 31, 1995 to December 31, 1996 due to changes in the Company's estimate of the amount and timing of the reversal of its abandonment accrual.

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

6.    Debt

      On July 25, 1985 MaraLou and CLAM entered into a revolving credit agreement, which was amended and restated as of June 19, 1992, with a syndicate of major international banks to fund the purchase by MaraLou of CLAM shares previously owned by Netherlands-Cities Service, Inc. and to provide working capital for CLAM. The banks' total commitment as of December 31, 1996 and December 31, 1995 was $110,000,000.
      Interest is paid, at the borrower's option, based on the prime rate, the London Interbank Offered Rate (LIBOR), or an adjusted CD rate. A contractual margin is added to LIBOR and CD based borrowings. The all-in interest rates for CLAM for December 31, 1996 and December 31, 1995 were 6.250% and 6.1875%, respectively. During the revolving credit period, the borrowers are obligated to pay a commitment fee of 1/4% on the unused committed portion of the facility. All of the CLAM common stock held by MaraLou has been pledged as security for the facility. In addition, under certain circumstances MaraLou can exercise an option to purchase the shares held by LL&E Netherlands Petroleum Company and Marathon Petroleum Netherlands, Ltd. for a nominal amount. The option agreement has been assigned to the banks as security for the facility.

      The credit agreement permits CLAM and MaraLou to incur total debt up to an agreed borrowing base which at December 31, 1996 and December 31, 1995 was $125,000,000 and $132,000,000,
      respectively. The agreement provides that the borrowing base is reduced periodically over the term of the facility which is currently scheduled to expire on September 30, 2002. The borrowing base and the scheduled reductions may be adjusted based on a redetermination of the net present value of the projections of certain cash flows included in an Engineering Report prepared by petroleum engineers.

      The outstanding balances for MaraLou and CLAM, respectively, were $-0- and $96,000,000, at December 31, 1996 of which $-0-
      was due within one year. The outstanding balances for MaraLou and CLAM, respectively, were $-0- and $96,000,000 at December 31, 1995. At December 31, 1996, the required reductions to the borrowing base in each of the next five years are $-0- in 1997, $9,600,000 in 1998, $28,000,000 in
      1999, $22,400,000 in 2000, $22,000,000 in 2001 and $14,000,000
      thereafter.

      CLAM has an unsecured combined short-term loan and overdraft facility of Dfl. 80,000,000 ($46,248,121 at year-end exchange rates). On December 31, 1996 and December 31, 1995 the out-standing balances relating to this facility were $-0-. Interest rates are determined at the time borrowings are made.

7.    Annual evaluation of gas reserves

      Under the provisions of the Joint Development Operating Agreement to which CLAM is a party, an annual estimate of gas reserves is to be made and agreed upon by the Area Management Committee. Based upon such estimate, each participant's investment in the area properties, as defined, is to be adjusted so that a participant's investment is in proportion to its interest in the remaining reserves. Adjustments to the investments are made in cash in the year following the date the reserve revision is agreed upon and effective.

      In 1992, the Area Management Committee agreed to freeze each participant's interest through 1994, at the level agreed upon in 1992. However, in 1994 new entitlements were agreed upon effective January 1, 1994. CLAM made a cash payment of $15,382,204 to equalize past investment. Effective January 1, 1995, new entitlements were agreed upon and CLAM made a cash payment of $3,439,966 to equalize past investment. Effective January 1, 1996, new entitlements were agreed upon and CLAM made a cash payment of $7,881,509 to equalize past investment.

8.    Reserves of oil and gas (unaudited)

      CLAM's share, including net profits interest, of proven gas reserves at January 1, 1997 and 1996 are 270,148 MMCF and
      245,107 MMCF, respectively.

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

      In 1991, it was determined that the portion of the above noted reimbursement allocable to trapping unit L12-FC, within blocks L12b/L15b, would be refunded to EBN as production on this trapping unit is not expected to commence within the 48-month requirement stipulated by the contractual agreement with EBN (the Agreement). The refundable amount, which CLAM expected to repay in 1994, was recorded as a long-term receivable of $3.6 million, interest expense of $1.5 million and an accrued liability of $5.1 million. The Agreement calls for EBN to reimburse the funds to CLAM net of interest upon first production from trapping unit L12-FC, which is expected to occur in 1999.

      In 1992, it was determined that the portion of the above noted reimbursement allocable to trapping units L12-FA and L12-FB, within blocks L12a and L12b/L15b, would be refunded to EBN as production on these trapping units are not expected to commence within the 48-month requirement stipulated by the Agreement. The refundable amount for L12-FA and L12-FB, which CLAM expected to repay in 1994, was recorded as a long-term receivable of $0.5 and $1.6 million, respectively, interest expense of $0.2 million and $0.6 million, respectively, and an accrued liability of $0.7 million and $2.2 million, respectively. The Agreement calls for EBN to reimburse the respective funds to CLAM net of interest upon first production from trapping units L12-FA and L12-FB, which is expected to occur in 2000 and 1999, respectively.

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

      Long-Term Receivable

      - The estimated fair value of the Company's $5,792,577 long-term receivable, based on discounted cash flows, is approximately $4,545,000.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.


                                   PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information relating to directors of the Registrant will be contained in the definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 8, 1997, which the Registrant will file pursuant to Regulation 14A not later than 120 days after December 31, 1996, and such information is incorporated herein by reference in accordance with General Instruction G(3) of Form 10-K. Information relating to executive officers of the Registrant appears herein under the heading "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.


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

             (b) Reports on Form 8-K - no reports on Form 8-K were filed during the quarter ended December 31, 1996.

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

Exhibit 4(a) Rights Agreement dated as of May 25, 1986 (as amended and restated on May 9, 1996) among the Registrant and First Chicago Trust Company (as Rights Agent) - (Incorporated by reference to
                        Exhibit 4 to the Registrant's Current Report on Form 8-K dated May 10, 1996 - Commission File No. 1-959.).

Exhibit 4(b) Indenture dated as of June 15, 1992 among the Registrant and Texas Commerce Bank National Association (as Trustee) - (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement No. 33-50991 on Form S-3, as amended.).

Exhibit 10(a)(i) Form of Termination Agreement with Certain Senior Management Personnel (as amended) (Incorporated by reference to the Exhibit 10(a)(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 - Commission File No. 1-959.).


                                                       (continued)

                  THE LOUISIANA LAND AND EXPLORATION COMPANY
                               AND SUBSIDIARIES

                               Index to Exhibits



Exhibit 10(a)(ii) Form of Termination Agreement with Certain Senior Management Personnel (Incorporated by reference to the Exhibit 10(a)(ii) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 - Commission File No. 1-959.).

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

Exhibit 10(i) Form of The LL&E Change in Control Severance Plan for Key Executives (Incorporated by reference to the Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 - Commission File No. 1-959.).

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

                                                       (continued)

                  THE LOUISIANA LAND AND EXPLORATION COMPANY
                               AND SUBSIDIARIES

                               Index to Exhibits



Exhibit 10(l)(i) Amendment No. 1 to Credit Agreement dated as of June 8, 1995 (Incorporated by reference to Exhibit 10(l)(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 - Commission File No. 1-959.).

Exhibit 10(m)           Agreement and General Release.

Exhibit 21              Subsidiaries of the Registrant.

Exhibit 23              Consent of Experts.

Exhibit 24              Powers of Attorney.

Exhibit 27              Financial Data Schedules:
                          Year Ended December 31, 1996
                          Year Ended December 31, 1995 (Restated)
                          Year Ended December 31, 1994 (Restated)

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

                                     THE LOUISIANA LAND AND EXPLORATION
                                      COMPANY
                                      (Registrant)


Date:  March 14, 1997            By  /s/ Frederick J. Plaeger, II
                                    __________________________________
                                    Frederick J. Plaeger, II
                                    Vice President, General Counsel and
                                    Corporate Secretary


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 14, 1997            *H. Leighton Steward
                                 _____________________________________
                                 H. Leighton Steward
                                 Director, Chairman, President and
                                 Chief Executive Officer
                                 (Principal Executive Officer)


Date:  March 14, 1997            *Robert E. Howson
                                 _____________________________________
                                 Robert E. Howson
                                 Director


Date:  March 14, 1997            *Eamon M. Kelly
                                 _____________________________________
                                 Eamon M. Kelly
                                 Director


Date:  March 14, 1997            *Kenneth W. Orce
                                 _____________________________________
                                 Kenneth W. Orce
                                 Director


Date:  March 14, 1997            *Victor A. Rice
                                 _____________________________________
                                 Victor A. Rice
                                 Director

Date:  March 14, 1997            *John F. Schwarz
                                 _____________________________________
                                 John F. Schwarz
                                 Director


Date:  March 14, 1997            *Orin R. Smith
                                 _____________________________________
                                 Orin R. Smith
                                 Director


Date:  March 14, 1997            *Carroll W. Suggs
                                 _____________________________________
                                 Carroll W. Suggs
                                 Director


Date:  March 14, 1997            *Arthur R. Taylor
                                 _____________________________________
                                 Arthur R. Taylor
                                 Director


Date:  March 14, 1997            *W. R. Timken, Jr.
                                 _____________________________________
                                 W. R. Timken, Jr.
                                 Director


Date:  March 14, 1997            *Carlisle A. H. Trost
                                 _____________________________________
                                 Carlisle A. H. Trost
                                 Director


Date:  March 14, 1997            *Louis A. Raspino, Jr.
                                 _____________________________________
                                 Louis A. Raspino, Jr.
                                 Senior Vice President-Chief Financial
                                 Officer (Principal Financial Officer)


Date:  March 14, 1997            *Jerry D. Carlisle
                                 _____________________________________
                                 Jerry D. Carlisle
                                 Vice President and Controller
                                 (Principal Accounting Officer)



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

                          __________________________


                                   FORM 10-K


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


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

Exhibit 4(a) Rights Agreement dated as of May 25, 1986 (as amended and restated on May 9, 1996) among the Registrant and First Chicago Trust Company (as Rights Agent) - (Incorporated by reference to
                        Exhibit 4 to the Registrant's Current Report on Form 8-K dated May 10, 1996 - Commission File No. 1-959.).

Exhibit 4(b) Indenture dated as of June 15, 1992 among the Registrant and Texas Commerce Bank National Association (as Trustee) - (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement No. 33-50991 on Form S-3, as amended.).

Exhibit 10(a)(i) Form of Termination Agreement with Certain Senior Management Personnel (as amended) (Incorporated by reference to the Exhibit 10(a)(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 - Commission File No. 1-959.).


                                                       (continued)

                  THE LOUISIANA LAND AND EXPLORATION COMPANY
                               AND SUBSIDIARIES

                               Index to Exhibits



Exhibit 10(a)(ii) Form of Termination Agreement with Certain Senior Management Personnel (Incorporated by reference to the Exhibit 10(a)(ii) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 - Commission File No. 1-959.).

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

Exhibit 10(i) Form of The LL&E Change in Control Severance Plan for Key Executives (Incorporated by reference to the Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 - Commission File No. 1-959.).

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

                                                       (continued)

                  THE LOUISIANA LAND AND EXPLORATION COMPANY
                               AND SUBSIDIARIES

                               Index to Exhibits



Exhibit 10(l)(i) Amendment No. 1 to Credit Agreement dated as of June 8, 1995 (Incorporated by reference to Exhibit 10(l)(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 - Commission File No. 1-959.).

Exhibit 10(m)           Agreement and General Release.

Exhibit 21              Subsidiaries of the Registrant.

Exhibit 23              Consent of Experts.

Exhibit 24              Powers of Attorney.

Exhibit 27              Financial Data Schedules:
                          Year Ended December 31, 1996
                          Year Ended December 31, 1995 (Restated)
                          Year Ended December 31, 1994 (Restated)

Certain debt instruments have not been filed. The Company agrees to furnish a copy of such agreement(s) to the Commission upon request.