Form 10-Q
period 1997-03-31
LOUISIANA LAND & EXPLORATION CO
filed 1997-05-12
CIK 60512

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D. C.  20549

                                          FORM 10-Q

(Mark One)
  X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended MARCH 31, 1997

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

                                                     Outstanding at
          Class                                         May 1, 1997
CAPITAL STOCK, $.15 PAR VALUE                     34,271,253 SHARES

                         THE LOUISIANA LAND AND EXPLORATION COMPANY

                                            INDEX


                                                           Page
                                                           Number
_________________________________________________________________

PART  I.       FINANCIAL INFORMATION:

   Item 1.   Financial Statements:

         (The March 31, 1997 and 1996 consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors, in accordance with established professional standards and procedures for such a review. The report of KPMG Peat Marwick LLP commenting upon their review is included herein.)

         Consolidated Balance Sheets - March 31, 1997 and
               December 31, 1996.............................        3

         Consolidated Statements of Earnings - three months
               ended March 31, 1997 and 1996.................        4

         Consolidated Statements of Cash Flows - three months
               ended March 31, 1997 and 1996.................        5

         Notes to Consolidated Financial Statements........      6-7

         Independent Auditors' Review Report...............        8

   Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations...............................     9-11

   Petroleum Segment Information.........................       12

   Operating Data........................................    13-14


PART II.       OTHER INFORMATION:

   Item 6.   Exhibits and Reports on Form 8-K............       15

                               Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.


                         THE LOUISIANA LAND AND EXPLORATION COMPANY

                                 CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)
<CAPTION)
                                    (Millions of dollars)

                                                                       March 31,      December 31,
ASSETS                                                                      1997              1996
_____________________________________________________________________________________
CURRENT ASSETS:
Cash, including cash equivalents (March 31,
  1997-$3.1; December 31, 1996-$1.2)                                   $    14.9               9.0
Accounts and notes receivable, principally trade                           109.2             150.7
Income taxes receivable                                                       .5                 -
Prepaid expenses                                                            11.2              10.7
Deferred income taxes                                                         .7                .7
_____________________________________________________________________________________
TOTAL CURRENT ASSETS                                                       136.5             171.1
_____________________________________________________________________________________
Investments in affiliates                                                   12.0               8.1
Property, plant and equipment                                            3,113.7           3,100.6
Less accumulated depletion, depreciation and amortization               (1,969.8)         (1,940.9)
_____________________________________________________________________________________
NET PROPERTY, PLANT AND EQUIPMENT                                        1,143.9           1,159.7
_____________________________________________________________________________________
Other assets                                                                25.4              25.9
_____________________________________________________________________________________
                                                                       $ 1,317.8           1,364.8
_____________________________________________________________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY
_____________________________________________________________________________________
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                      143.2             138.9
Income taxes payable                                                        14.8               9.4
_____________________________________________________________________________________
TOTAL CURRENT LIABILITIES                                                  158.0             148.3
_____________________________________________________________________________________
Deferred income taxes                                                       78.6              78.4
Long-term debt                                                             427.9             505.7
Other liabilities                                                          158.1             157.8
_____________________________________________________________________________________
STOCKHOLDERS' EQUITY:
Capital stock                                                                5.1               5.1
Additional paid-in capital                                                  46.0              44.6
Retained earnings                                                          444.1             424.9
_____________________________________________________________________________________
TOTAL STOCKHOLDERS' EQUITY                                                 495.2             474.6
_____________________________________________________________________________________
                                                                       $ 1,317.8           1,364.8
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                              (UNAUDITED)

                                   (Millions, except per share data)
                                                                               Three months ended
                                                                                    March 31,
                                                                                1997         1996
_____________________________________________________________________________________
REVENUES:
Oil and gas                                                                   $170.8          147.7
Refined products                                                                   -          114.8
Gain on sale of petroleum assets                                                  .4              -
_____________________________________________________________________________________
                                                                               171.2          262.5
_____________________________________________________________________________________
COSTS AND EXPENSES:
Lease operating and facility expenses                                           31.1           30.0
Refinery cost of sales and operating expenses                                      -          114.4
Dry holes and exploratory charges                                               46.3           21.5
Depletion, depreciation and amortization                                        43.7           43.5
Taxes, other than on earnings                                                    6.3            6.2
General, administrative and other expenses                                       9.3            8.9
_____________________________________________________________________________________
                                                                               136.7          224.5
_____________________________________________________________________________________
                                                                                34.5           38.0
OTHER INCOME (EXPENSE):
Interest and debt expenses                                                      (7.9)          (9.2)
Other income (expense), net                                                      6.5            3.0
_____________________________________________________________________________________
Earnings before income taxes                                                    33.1           31.8
Income tax expense                                                              11.9           11.2
_____________________________________________________________________________________

NET EARNINGS                                                                  $ 21.2           20.6
_____________________________________________________________________________________

EARNINGS PER SHARE                                                            $ 0.62           0.61
_____________________________________________________________________________________

AVERAGE SHARES                                                                  34.5           33.7
_____________________________________________________________________________________

CASH DIVIDENDS PER SHARE                                                      $ 0.06           0.06
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                         (Millions of dollars)

                                                                               Three months ended
                                                                                    March 31,
                                                                                1997         1996
_____________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                  $ 21.2           20.6
Adjustments to reconcile to cash flows
 from operations:
   Depletion, depreciation and amortization                                     43.7           43.5
   Deferred income taxes                                                          .2            6.8
   Dry holes and impairment charges                                             33.4           13.3
   Gain on sales of petroleum assets                                             (.4)             -
   Other                                                                        (3.7)            .4
_____________________________________________________________________________________
                                                                                94.4           84.6
   Changes in operating assets and liabilities:
     Net (increase) decrease in receivables                                     41.8           (3.4)
     Net decrease in inventories                                                   -            3.7
     Net (increase) decrease in prepaid items                                    (.5)           4.3
     Net increase (decrease) in payables                                        15.5           (7.0)
     Other                                                                       1.2           (6.3)
_____________________________________________________________________________________
NET CASH FLOWS FROM OPERATING ACTIVITIES                                       152.4           75.9
_____________________________________________________________________________________
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                           (67.2)         (43.4)
Proceeds from asset sales                                                        1.7             .1
Other                                                                           (1.7)           3.3
_____________________________________________________________________________________
NET CASH FLOWS FROM INVESTING ACTIVITIES                                       (67.2)         (40.0)
_____________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to long-term debt                                                        -           42.9
Repayments of long-term debt                                                   (77.8)         (92.0)
Advances against cash surrender value                                              -            9.6
Dividends                                                                       (2.0)          (2.0)
Repayment of loans to ESOP                                                         -             .6
Other                                                                             .5            3.9
_____________________________________________________________________________________
NET CASH FLOWS FROM FINANCING ACTIVITIES                                       (79.3)         (37.0)
_____________________________________________________________________________________
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              $  5.9           (1.1)
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997, and the results of operations and cash flows for the three-month periods ended March 31, 1997 and 1996. Certain amounts have been reclassified to conform with the current period's presentation.

2. On July 31, 1996, the Company completed the sale of its crude oil refinery and terminal near Mobile, Alabama, including crude oil and refined product inventories, for approximately $70 million resulting in a pretax gain of approximately $2 million. The net book value of refinery property, plant and equipment at that date totaled approximately $33 million. The following table sets forth the refinery operating results for the period indicated.

                                                                                  (Unaudited)
                                                                              Three months ended
                                                                                       March 31,
(Millions of dollars)                                                                       1996
____________________________________________________________________________________
REFINING OPERATIONS
Refining Operating Profit (Loss):
  Revenues:
    Refined products*                                                                       $121.1
    Other                                                                                       .1
____________________________________________________________________________________
                                                                                             121.2
____________________________________________________________________________________
  Cost and expenses:
    Cost of sales*                                                                           109.2
    Operating expenses                                                                        11.5
    Depreciation                                                                                .4
    Taxes, other than income                                                                    .4
____________________________________________________________________________________
                                                                                             121.5
____________________________________________________________________________________
                                                                                            $  (.3)
____________________________________________________________________________________
*Before the elimination of intercompany
  transfers to the Company's refinery                                                       $  6.3
____________________________________________________________________________________

3. For the three months ended March 31, 1997 and 1996, interest costs incurred were $9.5 million and $12.6 million, respectively, of which $1.6 million and $3.4 million, respectively, were capitalized as part of the cost of property, plant and equipment.

4. As prescribed by Accounting Principles Board Opinion No. 15, "Earnings Per Share, ("Opinion No. 15"), earnings per share are calculated on the weighted average number of shares outstanding during each period for capital stock and, when dilutive, capital stock equivalents, which assumes exercise of stock options.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 supersedes Opinion No. 15, will be effective for the Company's year ended December 31, 1997, and cannot be adopted earlier. After adoption, all prior period earnings per share must be restated to conform with SFAS No. 128. Due to the insignificant number of potentially dilutive securities (stock options) outstanding, SFAS No. 128 will not have a material impact on the Company's earnings per share.

5. In accordance with Regulation S-X, Rule 3-09, the audited consolidated financial statements of the Company's 50%-owned affiliate, MaraLou Netherlands Partnership (MaraLou) and its wholly-owned consolidated subsidiary, CLAM Petroleum Company (CLAM), were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     Accordingly, the following unaudited summarized consolidated income statement information for MaraLou and its consolidated subsidiary, CLAM, for the three-month periods ended March 31, 1997 and 1996 are presented in accordance with Regulation S-X, Rule 10-01(b).

                                                                                    (Unaudited)
                                                                                Three months ended
                                                                                     March 31,
                                                                                1997          1996
      _________________________________________________________________________________
      Gross revenues                                                          $ 28.0            31.7
      _________________________________________________________________________________
      Operating profit                                                          16.6            16.9
      _________________________________________________________________________________
      Net earnings                                                               6.5             8.0
      _________________________________________________________________________________

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

                                  INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors
The Louisiana Land and Exploration Company:

We have reviewed the consolidated balance sheet of The Louisiana Land and Exploration Company and subsidiaries as of March 31, 1997, and the related consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Louisiana Land and Exploration Company and subsidiaries as of December 31, 1996, and the related consolidated statements of earnings (loss), stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 7, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                               /KPMG PEAT MARWICK LLP

                                               KPMG PEAT MARWICK LLP

New Orleans, Louisiana
May 9, 1997

Item 2.     Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

     Statements, other than historical facts, contained in this Quarterly Report on Form 10-Q, including statements of estimated oil and gas production and reserves, drilling plans, future cash flows, anticipated capital expenditures and Management's strategies, plans and objectives, are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its forward looking statements are based on reasonable assumptions, it cautions that such statements are subject to a wide range of risks and uncertainties incident to the exploration for, acquisition, development and marketing of oil and gas, and it can give no assurance that its estimates and expectations will be realized. Important factors that could cause actual results to differ materially form the forward looking statements include, but are not limited to, changes in production volumes, worldwide demand, and commodity prices for petroleum natural resources; the timing and extent of the Company's success in discovering, acquiring, developing and producing oil and gas reserves; risks incident to the drilling and operation of oil and gas wells; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States and foreign countries in which the Company operates; the effect of hedging activities; and conditions in the capital markets. Other risk factors are discussed elsewhere in this Form 10-Q, including those risk factors described in Note 6 of "Notes to Consolidated Financial Statements."


                                         REVIEW OF OPERATIONS

     First quarter 1997 net earnings totaled $21.2 million, up from the $20.6 million earned in the first quarter of 1996. The improvement in net earnings resulted from a 16% increase in oil and gas revenues due to higher natural gas volumes and improved product prices.


                                        OIL AND GAS OPERATIONS

     Revenues from the Company's oil and gas operations were up $23 million from the first quarter of 1996. Liquids revenues were up $11 million due to the effect of higher worldwide crude oil prices ($10 million). Natural gas revenues were up $12 million as a result of higher deliveries ($11 million) and prices ($1 million).

     Crude oil volumes were 1100 barrels per day (BPD) lower than first quarter 1996 volumes due to production declines at North Sea and other foreign properties, which more than offset higher domestic production. North Sea operations were down 1900 BPD as temporary mechanical problems

Item 2.     Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.  (Continued)


at the Toni Field and natural declines at other North Sea properties more than offset new production from the Thelma Field. Other foreign crude volumes declined 700 BPD due to natural declines at the KAKAP concession, offshore Indonesia. New wells onstream at south Louisiana and Gulf of Mexico properties contributed to higher domestic volumes which were up 1500 BPD.

     Natural gas deliveries were up 35 million cubic feet per day from the prior year first quarter due to higher domestic production. Domestic deliveries were up due to new wells onstream in the Gulf of Mexico and south Louisiana. The higher domestic deliveries were partially offset by the effects of natural declines at mature producing properties and wells shut-in for maintenance and repairs. North Sea deliveries remained at the same level as the prior year period. Partially offsetting the higher domestic production were lower volumes from the Company's 50%-owned affiliate, CLAM Petroleum Company.

     Lease operating and facility expenses (LOE) were up as higher workover costs and facilities expenses offset reductions in operating costs and repair charges. Depletion, depreciation and amortization (DD&A) was up marginally as a result of the DD&A associated with new wells onstream.
This increase in DD&A was partially offset by natural production declines on mature producing properties. Dry holes and exploratory charges increased due to the write-off of unsuccessful exploratory wells and higher seismic costs incurred. Interest and debt expenses were down from the 1996 quarter primarily as a result of the significant reduction in long-term debt over the last twelve months.


                                    LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter of 1997, the Company generated approximately $152 million in cash from operations which, along with available cash, was used for capital projects ($67 million), reductions of long-term debt ($78 million) and dividends paid ($2 million).

     The Company expects to fund its 1997 expenditures, including capital and exploration expenditures of approximately $280 million, primarily from operating cash flows. However, the Company expects to supplement its working capital, from time-to-time, through its commercial paper program and its existing revolving credit facility. The Company's expenditures are continually reviewed, and revised as necessary, based on perceived current and long-term economic conditions.

     The Company's commodity price hedging program was designed to minimize the price risks associated with future natural gas and crude oil production and is not used for speculative purposes. This program utilizes futures, forwards, options and swap contracts in series of transactions designed to set a floor price for future production and at the same time allow the Company to participate in market price increases above a set level over the

Item 2.     Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.  (Continued)


floor price and outside of specific ranges. At March 31, 1997, approximately 70 trillion British Thermal Units (BTU) of domestic natural gas production for the remainder of 1997 were covered by a series of transactions designed to set an average floor price of $1.81 per million BTU with the Company's nonparticipation in market price increases above the floor price limited to $0.18 per million BTU. For 1998, approximately 57 trillion BTU of domestic natural gas were similarly hedged at an average floor price of $1.79 per million BTU with the Company's nonparticipation in market price increases above the floor price limited to $0.24 per million BTU. While these transactions have nominal carrying values, their fair value, represented by the estimated amount that would be required to terminate the contracts, were a net benefit of $.2 million for the 1997 hedges and a net benefit of $1.1 million for the 1998 hedges. (The Company estimates that its domestic natural gas production averages approximately
1.07 million BTU for each thousand cubic feet.) In addition, approximately two million barrels of the Company's worldwide crude oil production for the remainder of 1997 were similarly hedged at an average floor price of $18.95 per barrel with the Company's nonparticipation in market price increases above the floor price limited to $1.90 per barrel. These transactions also have nominal carrying values, but their fair value at March 31, 1997 amounted to a net benefit of $.9 million.


                            CAPITAL STOCK, DIVIDENDS AND OTHER MARKET DATA

     In February 1997, the Company's Board of Directors authorized the repurchase of up to two million shares of the Company's capital stock. No shares have been repurchased under the program.



NOTE: The accompanying consolidated financial statements and notes thereto included in Item 1. of this Form 10-Q and the petroleum segment information and operating data following this Item 2. are an integral part of this discussion and analysis and should be read in conjunction herewith.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                     PETROLEUM SEGMENT INFORMATION

                                         (Millions of dollars)

                                                                               Three months ended
                                                                                    March 31,
                                                                                1997         1996
_____________________________________________________________________________________
Sales to unaffiliated customers:
  Domestic1                                                                   $127.0          218.9
  North Sea                                                                     38.4           37.1
  Other foreign                                                                  5.8            6.5
_____________________________________________________________________________________
  Total revenues                                                              $171.2          262.5
_____________________________________________________________________________________

Earnings (loss) before income taxes:
  Operating profit (loss):
    Domestic1                                                                   34.1           41.7
    North Sea                                                                   16.7           12.1
    Other foreign                                                               (4.6)          (4.3)
_____________________________________________________________________________________
                                                                                46.2           49.5
  Other income (expense), net                                                  (13.1)         (17.7)
_____________________________________________________________________________________
    Earnings before income taxes                                              $ 33.1           31.8
_____________________________________________________________________________________

Capital expenditures:
  Exploration:
    Domestic                                                                    32.9           17.9
    North Sea                                                                    1.0              -
    Other foreign                                                                4.6            2.1
_____________________________________________________________________________________
                                                                                38.5           20.0
_____________________________________________________________________________________

  Development:
    Domestic                                                                    13.3           10.2
    North Sea                                                                    4.0            6.0
    Other foreign                                                                3.5            2.4
_____________________________________________________________________________________
                                                                                20.8           18.6
_____________________________________________________________________________________
                                                                                59.3           38.6
  Capitalized interest                                                           1.6            3.4
  Other                                                                           .6             .8
_____________________________________________________________________________________
                                                                              $ 61.5           42.8
_____________________________________________________________________________________

1 The 1996 period includes the operations of the Company's refinery which was sold in
July 1996.  See Note 2 of "Notes to Consolidated Financial Statements."

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                            OPERATING DATA

                                                                               Three months ended
                                                                                    March 31,
                                                                                1997         1996
_____________________________________________________________________________________
OIL AND GAS OPERATIONS1
CRUDE AND CONDENSATE2
Production (thousands of barrels per day):
  Domestic                                                                      21.4           19.9
  North Sea                                                                     14.4           16.3
  Other foreign                                                                  3.3            4.0
_____________________________________________________________________________________
                                                                                39.1           40.2
_____________________________________________________________________________________
Average price received (per barrel):
  Domestic                                                                    $22.37          19.06
  North Sea                                                                    21.38          18.76
  Other foreign                                                                19.66          17.68
  Consolidated                                                                 21.78          18.80
_____________________________________________________________________________________
PLANT PRODUCTS
Production (thousands of barrels per day):
  Domestic                                                                       2.7            1.9
  North Sea                                                                       .9             .9
_____________________________________________________________________________________
                                                                                 3.6            2.8
_____________________________________________________________________________________
Average price received (per barrel):
  Domestic                                                                    $18.99          12.35
  North Sea                                                                    23.79          16.56
  Consolidated                                                                 20.24          13.71
_____________________________________________________________________________________
NATURAL GAS
Production (millions of cubic feet per day):
  Domestic                                                                     301.0          255.2
  North Sea                                                                     37.4           37.9
  CLAM Petroleum Company                                                        49.3           60.0
_____________________________________________________________________________________
                                                                               387.7          353.1
_____________________________________________________________________________________
Average price received (per MCF):
  Domestic                                                                    $ 2.85           2.87
  North Sea                                                                     2.71           2.22
  CLAM Petroleum Company                                                        2.82           2.83
  Consolidated                                                                  2.84           2.80
_____________________________________________________________________________________

1 Includes the Company's 50% equity interest in its unconsolidated affiliate, CLAM
  Petroleum Company.
2 Before the elimination of intercompany transfers.

                             THE LOUISIANA LAND AND EXPLORATION COMPANY

                                     OPERATING DATA  (CONTINUED)

                                                                              Three months ended
                                                                                   March 31,
(Millions of dollars)                                                          1997         1996
____________________________________________________________________________________
GROSS WELLS DRILLED
Working Interest
Exploratory:
  Oil                                                                              1             2
  Gas                                                                              2             2
  Dry                                                                              2             3
____________________________________________________________________________________
                                                                                   5             7
____________________________________________________________________________________
Development:
  Oil                                                                              1             5
  Gas                                                                              1             1
  Dry                                                                              1             -
____________________________________________________________________________________
                                                                                   3             6
____________________________________________________________________________________
Total working interest                                                             8            13
Royalty Interest                                                                   5             2
____________________________________________________________________________________
Total wells                                                                       13            15
____________________________________________________________________________________
NET WELLS DRILLED
Exploratory:
  Oil                                                                             .5            .7
  Gas                                                                             .8           1.0
  Dry                                                                             .9            .9
____________________________________________________________________________________
                                                                                 2.2           2.6
____________________________________________________________________________________
Development:
  Oil                                                                             .9            .6
  Gas                                                                             .7            .5
  Dry                                                                             .5             -
____________________________________________________________________________________
                                                                                 2.1           1.1
____________________________________________________________________________________
Total net wells                                                                  4.3           3.7
____________________________________________________________________________________

                                      PART II.  OTHER INFORMATION



Item 4.     Submission of Matters to a Vote of Security Holders.

     At the Annual Meeting of Stockholders held on May 8, 1997, The Louisiana Land and Exploration Company 1997 Stock Option Plan was approved by a stockholder vote of: For - 19,637,112; Against - 2,962,078.

Item 6.     Exhibits and Reports on Form 8-K.

     (a)    Exhibits:

            Exhibit 27 - Financial Data Schedules:

                   Quarter ended March 31, 1997
                   Quarter ended March 31, 1996 (restated)

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




                                 THE LOUISIANA LAND AND EXPLORATION COMPANY
                                               (REGISTRANT)




                          By:           /s/ J. N. Wood
                                 ___________________________________________
                                        J. N. WOOD
                                        VICE PRESIDENT AND CONTROLLER
                                        (PRINCIPAL ACCOUNTING OFFICER)


Dated:  May 12, 1997