Form 10-Q
period 1997-06-30
LOUISIANA LAND & EXPLORATION CO
filed 1997-08-01
CIK 60512

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)
  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 1997

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

                                                     Outstanding at
          Class                                      July 24, 1997
CAPITAL STOCK, $.15 PAR VALUE                     34,447,355 SHARES

                  THE LOUISIANA LAND AND EXPLORATION COMPANY

                                     INDEX


                                                           Page
                                                           Number
_________________________________________________________________

PART  I.     FINANCIAL INFORMATION:

   Item 1.   Financial Statements:

        (The June 30, 1997 and 1996 consolidated financial state-ments included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors, in accordance with established professional standards and procedures for such a review. The report of KPMG Peat Marwick LLP commenting upon their review is included herein.)

        Consolidated Balance Sheets - June 30, 1997 and
             December 31, 1996.............................        3

        Consolidated Statements of Earnings - three months
             and six months ended June 30, 1997 and 1996...        4

        Consolidated Statements of Cash Flows - six months
             ended June 30, 1997 and 1996..................       5

        Notes to Consolidated Financial Statements........      6-9

        Independent Auditors' Review Report...............       10

   Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations...............................    11-13

   Petroleum Segment Information.........................       14

   Operating Data........................................    15-16


Part II.     OTHER INFORMATION:

   Item 6.   Exhibits and Reports on Form 8-K............       17

                        Part I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.


                  THE LOUISIANA LAND AND EXPLORATION COMPANY

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                             (Millions of dollars)

                                                              June 30,   December 31,
ASSETS                                                            1997           1996
_____________________________________________________________________________________
CURRENT ASSETS:
Cash, including cash equivalents (June 30,
  1997-$3.8; December 31, 1996-$1.2)                         $    15.9            9.0
Accounts and notes receivable, principally trade                 115.5          150.7
Income taxes receivable                                             .6              -
Prepaid expenses                                                  11.9           10.7
Deferred income taxes                                               .7             .7
_____________________________________________________________________________________
TOTAL CURRENT ASSETS                                             144.6          171.1
_____________________________________________________________________________________
Investments in affiliates                                          8.4            8.1
Property, plant and equipment                                  3,131.5        3,100.6
Less accumulated depletion, depreciation and amortization     (1,964.2)      (1,940.9)
_____________________________________________________________________________________
NET PROPERTY, PLANT AND EQUIPMENT                              1,167.3        1,159.7
_____________________________________________________________________________________
Other assets                                                      25.3           25.9
_____________________________________________________________________________________
                                                             $ 1,345.6        1,364.8
_____________________________________________________________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY
_____________________________________________________________________________________
CURRENT LIABILITIES:
Accounts payable and accrued expenses                            137.4          138.9
Income taxes payable                                               3.9            9.4
_____________________________________________________________________________________
TOTAL CURRENT LIABILITIES                                        141.3          148.3
_____________________________________________________________________________________
Deferred income taxes                                             82.3           78.4
Long-term debt                                                   460.1          505.7
Other liabilities                                                160.2          157.8
_____________________________________________________________________________________
STOCKHOLDERS' EQUITY:
Capital stock                                                      5.2            5.1
Additional paid-in capital                                        48.3           44.6
Retained earnings                                                448.2          424.9
_____________________________________________________________________________________
TOTAL STOCKHOLDERS' EQUITY                                       501.7          474.6
_____________________________________________________________________________________
                                                             $ 1,345.6        1,364.8
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                      THE LOUISIANA LAND AND EXPLORATION COMPANY

                          CONSOLIDATED STATEMENTS OF EARNINGS
                                      (UNAUDITED)

                           (Millions, except per share data)


                                             Three months ended      Six months ended
                                                  June 30,               June 30,
                                              1997         1996     1997         1996
_____________________________________________________________________________________

REVENUES:
Oil and gas                                 $134.4        135.8    305.2        283.5
Refined products                                 -        110.2        -        225.0
Gain on sale of oil and gas properties           -           .3       .4           .3
_____________________________________________________________________________________
                                             134.4        246.3    305.6        508.8
_____________________________________________________________________________________
COSTS AND EXPENSES:
Lease operating and facility expenses         30.0         27.9     61.1         57.9
Refinery cost of sales and operating
 expenses                                        -        101.7        -        216.1
Dry holes and exploratory charges             29.5         21.8     75.8         43.3
Depletion, depreciation and amortization      44.9         44.6     88.6         88.1
Taxes, other than on earnings                  5.2          6.3     11.5         12.5
General, administrative and other
 expenses                                      9.8          9.1     19.1         18.0
_____________________________________________________________________________________
                                             119.4        211.4    256.1        435.9
_____________________________________________________________________________________
                                              15.0         34.9     49.5         72.9
OTHER INCOME (EXPENSE):
Interest and debt expenses                    (6.5)        (8.9)   (14.4)       (18.1)
Other income (expense), net                    1.3           .5      7.8          3.5
_____________________________________________________________________________________
Earnings before income taxes                   9.8         26.5     42.9         58.3
Income tax expense                             3.6          9.3     15.5         20.5
_____________________________________________________________________________________
NET EARNINGS                                $  6.2         17.2     27.4         37.8
_____________________________________________________________________________________

EARNINGS PER SHARE                          $ 0.18         0.50     0.79         1.11
_____________________________________________________________________________________

AVERAGE SHARES                                34.5         34.2     34.5         34.0
_____________________________________________________________________________________

CASH DIVIDENDS PER SHARE                    $ 0.06         0.06     0.12         0.12
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                      THE LOUISIANA LAND AND EXPLORATION COMPANY

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                 (Millions of dollars)


                                                                     Six months ended
                                                                         June 30,
                                                                    1997         1996
_____________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                     $  27.4         37.8
Adjustments to reconcile to cash flows
 from operations:
   Gain on sale of oil and gas properties                            (.4)         (.3)
   Depletion, depreciation and amortization                         88.6         88.1
   Deferred income taxes                                             3.9         12.6
   Dry holes and impairment charges                                 49.7         22.3
   Other                                                              .1          6.1
_____________________________________________________________________________________
                                                                   169.3        166.6
   Changes in operating assets and liabilities:
     Net decrease in receivables                                    37.3         10.4
     Net increase in inventories                                       -         (4.3)
     Net increase in prepaid items                                  (1.2)        (1.3)
     Net increase (decrease) in payables                            (9.5)         7.8
     Other                                                           1.7         (2.1)
_____________________________________________________________________________________
NET CASH FLOWS FROM OPERATING ACTIVITIES                           197.6        177.1
_____________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                              (146.5)       (99.7)
Proceeds from asset sales                                            6.1           .5
Other                                                               (3.2)          .5
_____________________________________________________________________________________
NET CASH FLOWS FROM INVESTING ACTIVITIES                          (143.6)       (98.7)
_____________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt                                       (45.6)       (99.2)
Advances against cash surrender value                                  -          9.6
Dividends                                                           (4.1)        (4.1)
Repayment of loans to ESOP                                             -          1.2
Other                                                                2.6         15.5
_____________________________________________________________________________________
NET CASH FLOWS FROM FINANCING ACTIVITIES                           (47.1)       (77.0)
_____________________________________________________________________________________
INCREASE IN CASH AND CASH EQUIVALENTS                            $   6.9          1.4
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                      THE LOUISIANA LAND AND EXPLORATION COMPANY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 1997 and 1996. Certain amounts have been reclassified to conform with the current period's presentation.

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

                                                                    (Unaudited)
                                                                  Periods ended
                                                                  June 30, 1996
                                                              Three            Six
                                                              Months          Months
     ________________________________________________________________________________
     REFINING OPERATIONS
     Refining Operating Profit:
       Revenues:
         Refined products*                                    $117.9           239.0
         Other                                                    .2              .3
     ________________________________________________________________________________
                                                               118.1           239.3
     ________________________________________________________________________________
       Cost and expenses:
         Cost of sales*                                         98.2           207.4
         Operating expenses                                     11.2            22.7
         Depreciation                                             .5              .9
         Taxes, other than income                                 .4              .8
     ________________________________________________________________________________
                                                               110.3           231.8
     ________________________________________________________________________________
                                                              $  7.8             7.5
     ________________________________________________________________________________
     *Before the elimination of intercompany
      transfers to the company's refinery                     $  7.7            14.0
     ________________________________________________________________________________

3. For the three months ended June 30, 1997 and 1996, interest costs incurred were $9.2 million and $11.8 million, respectively, of which $2.7 million and $2.9 million, respectively, were capitalized as part of the cost of property, plant and equipment. For the six months ended June 30, 1997 and 1996, interest costs incurred were $18.7 million and $24.4 million, respectively, of which $4.3 million and $6.3 million, respectively, were capitalized as part of the cost of property, plant and equipment.

4. As prescribed by Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("Opinion No. 15"), earnings per share are calculated on the weighted average number of shares outstanding during each period for capital stock and, when dilutive, capital stock equivalents, which assumes exercise of stock options.

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

    Accordingly, the following unaudited summarized consolidated income statement information for MaraLou and its consolidated subsidiary, CLAM, for the three-month and six-month periods ended June 30, 1997 and 1996 are presented in accordance with Regulation S-X, Rule 10-01(b).

                                                            (Unaudited)
                                              Three months ended     Six months ended
                                                   June 30,              June 30,
                                               1997         1996      1997       1996
     ________________________________________________________________________________

     Gross revenues                          $ 20.9         21.4      48.9       53.1
     ________________________________________________________________________________
     Operating profit                          10.1          7.4      26.7       24.3
     ________________________________________________________________________________
     Net earnings                               2.3          3.8       8.8       11.8
     ________________________________________________________________________________

6. The Company uses derivative commodity instruments to manage commodity price risks associated with future natural gas and crude oil production but does not use them for speculative purposes. The company's commodity price hedging program utilizes futures, forwards, options and swap contracts in series of transactions designed to set a floor price for future production and at the same time allow the Company to participate in market price increases above a set level over the floor price and outside of specific ranges. To qualify as a hedge, these contracts must correlate to anticipated future production such that the Company's exposure to the effects of price changes is reduced. The Company uses the accrual method of accounting for derivative commodity instruments. At inception, the contract premiums paid are recorded as prepaid expenses and, upon settlement of the hedged production month, are included with the gains and losses on the contracts in oil and gas revenues.

    At June 30, 1997, approximately 46 trillion BTU of domestic natural gas production for the remainder of 1997 were covered by a series of transactions designed to set an average floor price of $1.82 per million BTU with the Company's nonparticipation in market price increases above the floor price limited to $0.18 per million BTU. For 1998, approximately 57 trillion BTU of domestic natural gas were similarly hedged at an average floor price of $1.80 per million BTU with the Company's nonparticipation in market price increases above the floor price limited to $0.24 per million BTU. For 1999, approximately 14 trillion BTU of domestic natural gas were similarly hedged at an average floor price of $1.92 per million BTU with the Company's nonparticipation in market price increases above the floor price limited to $0.37 per million BTU. While these transactions have nominal carrying values, their fair value, represented by the estimated amount that would be required to terminate the contracts, were a net cost of $3.0 million for the 1997 hedges, a net benefit of $.5 million for the 1998 hedges and a net benefit of $1.1 million for 1999 hedges. (The Company estimates that its domestic natural gas production averages approximately 1.07 million BTU for each thousand cubic feet.) In addition, approximately 3.4 million barrels of the Company's worldwide crude oil production for the remainder of 1997 were similarly hedged at an average floor price of $17.80 per barrel with the Company's nonparticiation in market price increases above the floor price limited to $1.16 per barrel. These transactions also have nominal carrying values, but their fair value at June 30, 1997 amounted to a net benefit of $.9 million.

7. On July 16, 1997, the Company signed a definitive agreement to combine with Burlington Resources Inc. (BR) in a transaction intended to be accounted for under the pooling of interests method of accounting for business combinations. Under the terms of the agreement, which is subject to the approvals of regulatory agencies and the shareholders of both companies, a wholly owned subsidiary of BR will merge into the Company and the Company's shareholders will receive 1.525 shares of BR common stock for each Company share held and the Company will become a wholly owned subsidiary of BR. The transaction is expected to qualify as a tax-free reorganization.

8. The Company has been notified by the U.S. Environmental Protection Agency that it is one of many Potentially Responsible Parties (PRP) with respect to certain National Priorities List sites. Based on its evaluation of the potential total cleanup costs, its estimate of its potential exposure, and the viability of the other PRP's, the Company believes that any costs ultimately required to be borne by it at these sites will not have a material adverse effect on the results of operations, cash flow or financial position of the Company.

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

                          INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors
The Louisiana Land and Exploration Company:

We have reviewed the consolidated balance sheet of The Louisiana Land and Exploration Company and subsidiaries as of June 30, 1997, and the related consolidated statements of earnings and cash flows for the three-month and six-month periods ended June 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Louisiana Land and Exploration Company and subsidiaries as of December 31, 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 7, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                               /KPMG PEAT MARWICK LLP

                                               KPMG PEAT MARWICK LLP

New Orleans, Louisiana
July 28, 1997

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

    Statements, other than historical facts, contained in this Quarterly Report on Form 10-Q, including statements of estimated oil and gas production and reserves, drilling plans, future cash flows, anticipated capital expenditures and Management's strategies, plans and objectives, are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its forward looking statements are based on reasonable assumptions, it cautions that such statements are subject to a wide range of risks and uncertainties incident to the exploration for, acquisition, development and marketing of oil and gas, and it can give no assurance that its estimates and expectations will be realized. Important factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, changes in production volumes, worldwide demand, and commodity prices for petroleum natural resources; the timing and extent of the Company's success in discovering, acquiring, developing and producing oil and gas reserves; risks incident to the drilling and operation of oil and gas wells; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States and foreign countries in which the Company operates; the effect of hedging activities; and conditions in the capital markets. Other risk factors are discussed elsewhere in this Form 10-Q, including those risk factors described in Note 8 of "Notes to Consolidated Financial Statements" and in the Company's Form 10-K.


                                 REVIEW OF OPERATIONS

    Second quarter and first half 1997 net earnings totaled $6.2 million and $27.4 million, respectively, down from the $17.2 million and $37.8 million earned for the respective 1996 periods. The decline in net earnings resulted primarily from reduced liquids volumes, lower domestic natural gas prices and higher exploratory costs in both 1997 periods and the inclusion in the comparable 1996 periods of operating results from the Company's Mobile refinery, which was sold in July 1996.


                                OIL AND GAS OPERATIONS

    Revenues from the Company's oil and gas operations were down $1 million from the second quarter of 1996 due to lower liquids revenues. Liquids revenues were down $5 million due to lower crude oil volumes ($3 million) and prices ($2 million). Natural gas revenues were up almost $3 million as a result of higher domestic deliveries ($9 million). The effect of higher domestic natural gas deliveries was partially offset by lower prices ($6 million).

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS.  (CONTINUED)


    In the first half of 1997 revenues from the Company's oil and gas operations were up $22 million from the first half of 1996. Liquids revenues were up $6 million primarily due to the higher worldwide crude oil prices. Natural gas revenues were up almost $15 million as a result of higher domestic deliveries ($20 million), partially offset by lower prices ($5 million).

    Crude oil volumes in the second quarter and first half of 1997 decreased 2100 and 1500 barrels per day (BPD), respectively, from the comparable 1996 periods primarily due to production declines at the North Sea. North Sea operations were down 2700 BPD and 2300 BPD in the 1997 second quarter and first half, respectively, as wells shut-in due to pipeline maintenance and natural declines more than offset new production from the Thelma Field. While new wells onstream in south Louisiana and the Gulf of Mexico properties contributed to higher domestic volumes in the first half, which were up 500 BPD, natural declines and the effect of properties sold resulted in a decline of 700 BPD in the second quarter of 1997. Other foreign crude volumes were up 1300 BPD and 300 BPD in the second quarter and first half, respectively, due to new wells onstream at the KAKAP concession, offshore Indonesia.

    Natural gas deliveries were up 39 million and 37 million cubic feet per day in the second quarter and first half of 1997, respectively, due to higher domestic production. Domestic deliveries were up due to new wells onstream in the Gulf of Mexico and south Louisiana. The higher domestic deliveries were partially offset by the effects of natural declines at mature producing properties and wells shut-in for maintenance and repairs. Partially offsetting the higher domestic production were lower volumes from the North Sea operations due to the aforementioned shut-ins and natural declines and demand-induced declines from the Company's 50%-owned affiliate, CLAM Petroleum Company.

    Lease operating and facility expenses (LOE) were up in both 1997 periods as higher workover costs and facilities expenses offset reductions in operating costs and repair charges. Depletion, depreciation and amortization (DD&A) was up marginally in both periods as a result of the DD&A associated with new wells onstream. This increase in DD&A was partially offset by natural production declines on mature producing properties. Dry holes and exploratory charges increased due to the write-off of unsuccessful exploratory wells and higher seismic costs incurred. Interest and debt expenses were down from the 1996 periods as a result of the significant reduction in long-term debt over the last twelve months.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS.  (CONTINUED)


                            LIQUIDITY AND CAPITAL RESOURCES

    In the first half of 1997, the Company generated approximately $198 million in cash from operations which, along with available cash, was used for capital projects ($147 million), reductions of long-term debt ($46 million) and dividends paid ($4 million).

    In June 1997, the Company replaced its existing $350 million Revolving Credit Facility with a Revolving Credit Facility of a like amount, the primary objectives of which were to avail the Company of lower market pricing, extend the maturity by one year to 2002 and obtain other terms and conditions which are more favorable to the Company.

    The Company expects to fund its 1997 expenditures, including capital and exploration expenditures of approximately $320 million, primarily from operating cash flows. The Company's expenditures are continually reviewed, and revised as necessary, based on perceived current and long-term economic conditions.


                    CAPITAL STOCK, DIVIDENDS AND OTHER MARKET DATA

    On July 16, 1997 the Company signed a definitive agreement to combine with Burlington Resources Inc. (BR) in a transaction intended to be accounted for under the pooling of interests method of accounting for business combinations. Under the terms of the agreement, which is subject to the approvals of regulatory agencies and the shareholders of both companies, a wholly owned subsidiary of BR will merge into the Company and the Company's shareholders will receive 1.525 shares of BR common stock for each Company share held and the Company will become a wholly owned subsidiary of BR. The transaction is expected to qualify as a tax-free reorganization.

    In February 1997, the Company's Board of Directors authorized the repurchase of up to two million shares of the Company's capital stock.
No shares have been repurchased under the program. In connection with the agreement with BR discussed above, the Company's Board of Directors has agreed to terminate such repurchase program.



NOTE: The accompanying consolidated financial statements and notes thereto included in Item 1. of this Form 10-Q and the petroleum segment information and operating data following this Item 2. are an integral part of this discussion and analysis and should be read in conjunction herewith.

                      THE LOUISIANA LAND AND EXPLORATION COMPANY

                             PETROLEUM SEGMENT INFORMATION

                                 (Millions of dollars)

                                              Three months ended     Six months ended
                                                   June 30,              June 30,
                                               1997         1996     1997        1996
_____________________________________________________________________________________

Sales to unaffiliated customers:
  Domestic1                                 $ 96.9         207.3    223.9       426.2
  North Sea                                   29.1          33.0     67.5        70.1
  Other foreign                                8.4           6.0     14.2        12.5
_____________________________________________________________________________________
    Total revenues                          $134.4         246.3    305.6       508.8
_____________________________________________________________________________________

Earnings before income taxes:
  Operating profit (loss):
    Domestic1                                 23.9          38.7     58.0        80.4
    North Sea                                  8.0          10.0     24.7        22.1
    Other foreign                             (2.2)         (2.9)    (6.8)       (7.2)
_____________________________________________________________________________________
                                              29.7          45.8     75.9        95.3
  Other income (expense), net                (19.9)        (19.3)   (33.0)      (37.0)
_____________________________________________________________________________________
    Earnings before income taxes            $  9.8          26.5     42.9        58.3
_____________________________________________________________________________________

Capital expenditures:
  Exploration:
    Domestic                                  51.0          26.0     83.9        43.9
    North Sea                                  1.6            .8      2.6          .8
    Other foreign                              7.5           4.3     12.1         6.4
_____________________________________________________________________________________
                                              60.1          31.1     98.6        51.1
_____________________________________________________________________________________

  Development:
    Domestic                                  16.4          20.9     29.7        31.1
    North Sea                                  5.7           4.3      9.7        10.3
    Other foreign                              2.1           2.4      5.6         4.8
_____________________________________________________________________________________
                                              24.2          27.6     45.0        46.2
_____________________________________________________________________________________
                                              84.3          58.7    143.6        97.3
  Capitalized interest                         2.7           2.9      4.3         6.3
  Other                                        1.2            .6      1.8         1.4
_____________________________________________________________________________________
                                            $ 88.2          62.2    149.7       105.0
_____________________________________________________________________________________

1 The 1996 period includes the operations of the Company's refinery which was sold in
  July 1996.  See Note 2 of "Notes to Consolidated Financial Statements."

                      THE LOUISIANA LAND AND EXPLORATION COMPANY

                                    OPERATING DATA

                                             Three months ended      Six months ended
                                                  June 30,               June 30,
                                              1997         1996     1997         1996
_____________________________________________________________________________________

OIL AND GAS OPERATIONS1
CRUDE AND CONDENSATE2
Production (thousands of barrels per day):
  Domestic                                    21.0         21.7     21.3         20.8
  North Sea                                   13.4         16.1     13.9         16.2
  Other foreign                                5.2          3.9      4.2          3.9
_____________________________________________________________________________________
                                              39.6         41.7     39.4         40.9
_____________________________________________________________________________________
Average price received (per barrel):
  Domestic                                  $18.57        19.29    20.48        19.18
  North Sea                                  17.91        18.33    19.70        18.55
  Other foreign                              17.70        17.40    18.45        17.55
  Consolidated                               18.23        18.74    19.99        18.77
_____________________________________________________________________________________
PLANT PRODUCTS
Production (thousands of barrels per day):
  Domestic                                     3.1          2.1      2.9          2.0
  North Sea                                     .8           .9       .8           .9
_____________________________________________________________________________________
                                               3.9          3.0      3.7          2.9
_____________________________________________________________________________________
Average price received (per barrel):
  Domestic                                  $11.22        12.53    14.79        12.45
  North Sea                                  14.11        14.26    19.23        15.39
  Consolidated                               11.83        13.06    15.83        13.37
_____________________________________________________________________________________
NATURAL GAS
Production (millions of cubic feet per day):
  Domestic                                   315.7        272.1    308.4        263.6
  North Sea                                   27.0         28.3     32.2         33.1
  CLAM Petroleum Company                      41.3         44.3     45.3         52.2
_____________________________________________________________________________________
                                             384.0        344.7    385.9        348.9
_____________________________________________________________________________________
Average price received (per MCF):
  Domestic                                  $ 1.99         2.23     2.41         2.54
  North Sea                                   2.58         2.17     2.66         2.19
  CLAM Petroleum Company                      2.81         2.64     2.82         2.75
  Consolidated                                2.12         2.27     2.48         2.54
_____________________________________________________________________________________

1 Includes the Company's 50% equity interest in its unconsolidated affiliate, CLAM
  Petroleum Company.
2 Before the elimination of intercompany transfers.

                      THE LOUISIANA LAND AND EXPLORATION COMPANY

                              OPERATING DATA  (CONTINUED)

                                              Three months ended     Six months ended
                                                   June 30,              June 30,
                                              1997          1996     1997        1996
_____________________________________________________________________________________

GROSS WELLS DRILLED
Working Interest
Exploratory:
  Oil                                            6             0        7           2
  Gas                                            6             3        8           5
  Dry                                            8             4       10           7
_____________________________________________________________________________________
                                                20             7       25          14
_____________________________________________________________________________________
Development:
  Oil                                            8             5       10          10
  Gas                                            4             2        5           3
  Dry                                            -             -        -           -
_____________________________________________________________________________________
                                                12             7       15          13
_____________________________________________________________________________________
Total working interest                          32            14       40          27
Royalty Interest                                15             5       20           7
_____________________________________________________________________________________
Total wells                                     47            19       60          34
_____________________________________________________________________________________
NET WELLS DRILLED
Exploratory:
  Oil                                          2.0             -      2.5          .7
  Gas                                          2.6           1.1      3.4         2.1
  Dry                                          3.6           1.6      4.5         2.5
_____________________________________________________________________________________
                                               8.2           2.7     10.4         5.3
_____________________________________________________________________________________
Development:
  Oil                                          1.1            .5      2.5         1.1
  Gas                                           .6           1.0      1.3         1.5
  Dry                                            -             -        -           -
_____________________________________________________________________________________
                                               1.7           1.5      3.8         2.6
_____________________________________________________________________________________
Total net wells                                9.9           4.2     14.2         7.9
_____________________________________________________________________________________
/TABLE

                          PART II.  OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits:

            Exhibit 10.1 - Credit Agreement dated as of June 7, 1997

            Exhibit 10.2 - Merger Agreement, dated as of July 16, 1997, among Burlington Resources Inc., BR Acquisition Corporation and The Louisiana Land and Exploration Company (incorporated by reference to Appendix A to the registrant's Joint Proxy Statement/Prospectus included in the Schedule 14A filed with the Commission on July 31,
            1997).

            Exhibit 10.3 - Stock Option Agreement, dated as of July 16, 1997, between Burlington Resources Inc. and The Louisiana Land and Exploration Company (incorporated by reference to Appendix B to the registrant's Joint Proxy Statement/Prospectus included in the Schedule 14A filed with the Commission on July 31, 1997).

            Exhibit 27 - Financial Data Schedules:

                  Quarter ended June 30, 1997
                  Quarter ended June 30, 1996 (restated)

      (b)   Reports on Form 8-K:

            On July 17, 1997, the Company filed a Current Report on Form 8-K which included a press release announcing that the Company had entered into an agreement and Plan of Merger dated July 16, 1997 among the Company, Burlington Resources Inc. and BR Acquisition Corporation, a wholly owned subsidiary of Burlington Resources Inc, pursuant to which BR Acquisition Corporation will merge with and into the Company.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                        THE LOUISIANA LAND AND EXPLORATION COMPANY
                                          (REGISTRANT)



                  By:   /s/ J. N. WOOD
                        __________________________________________
                              J. N. WOOD
                              VICE PRESIDENT AND CONTROLLER
                              (PRINCIPAL ACCOUNTING OFFICER)


Dated:  July 30, 1997