Form 10-Q
period 1997-09-30
LOUISIANA LAND & EXPLORATION CO
filed 1997-11-13
CIK 60512

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D. C.  20549

                                          FORM 10-Q

(Mark One)
  X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended SEPTEMBER 30, 1997

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

                                                     Outstanding at
          Class                                    October 22, 1997
CAPITAL STOCK, $.15 PAR VALUE                     34,622,664 SHARES

                         THE LOUISIANA LAND AND EXPLORATION COMPANY

                                            INDEX


                                                           Page
                                                           Number
_________________________________________________________________

PART  I.       FINANCIAL INFORMATION:

   Item 1.   Financial Statements:

         (The September 30, 1997 and 1996 consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors, in accordance with established professional standards and procedures for such a review. The report of KPMG Peat Marwick LLP commenting upon their review is included herein.)

         Consolidated Balance Sheets - September 30, 1997 and
               December 31, 1996.............................        3

         Consolidated Statements of Earnings - three months
               and nine months ended September 30, 1997
               and 1996......................................        4

         Consolidated Statements of Cash Flows - nine months
               ended September 30, 1997 and 1996.............       5

         Notes to Consolidated Financial Statements........      6-9

         Independent Auditors' Review Report...............       10

   Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations...............................    11-13

   Petroleum Segment Information.........................       14

   Operating Data........................................    15-16


Part II.       OTHER INFORMATION:

   Item 4.   Submission of Matters to a Vote of Security
                     Holders..................................       17

   Item 6.   Exhibits and Reports on Form 8-K............       17

                               Part I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.


                         THE LOUISIANA LAND AND EXPLORATION COMPANY

                                 CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)
                                    (Millions of dollars)

                                                                   September 30,      December 31,
ASSETS                                                                      1997              1996
_____________________________________________________________________________________
CURRENT ASSETS:
Cash, including cash equivalents (September 30,
  1997-$3.8; December 31, 1996-$1.2)                                   $    14.2               9.0
Accounts and notes receivable, principally trade                            85.1             150.7
Income taxes receivable                                                       .7                 -
Prepaid expenses                                                            10.5              10.7
Deferred income taxes                                                         .7                .7
_____________________________________________________________________________________
TOTAL CURRENT ASSETS                                                       111.2             171.1
_____________________________________________________________________________________
Investments in affiliates                                                    8.8               8.1
Property, plant and equipment                                            3,201.7           3,100.6
Less accumulated depletion, depreciation and amortization               (2,000.4)         (1,940.9)
_____________________________________________________________________________________
NET PROPERTY, PLANT AND EQUIPMENT                                        1,201.3           1,159.7
_____________________________________________________________________________________
Other assets                                                                30.7              25.9
_____________________________________________________________________________________
                                                                       $ 1,352.0           1,364.8
_____________________________________________________________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY
_____________________________________________________________________________________
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                      103.4             138.9
Income taxes payable                                                         2.0               9.4
_____________________________________________________________________________________
TOTAL CURRENT LIABILITIES                                                  105.4             148.3
_____________________________________________________________________________________
Deferred income taxes                                                       85.3              78.4
Long-term debt                                                             483.3             505.7
Other liabilities                                                          159.7             157.8
_____________________________________________________________________________________
STOCKHOLDERS' EQUITY:
Capital stock                                                                5.2               5.1
Additional paid-in capital                                                  60.7              44.6
Retained earnings                                                          452.4             424.9
_____________________________________________________________________________________
TOTAL STOCKHOLDERS' EQUITY                                                 518.3             474.6
_____________________________________________________________________________________
                                                                       $ 1,352.0           1,364.8
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                              (UNAUDITED)

                                   (Millions, except per share data)


                                                     Three months ended         Nine months ended
                                                        September 30,             September 30,
                                                      1997         1996         1997        1996
_____________________________________________________________________________________

REVENUES:
Oil and gas                                         $135.3          136.7      440.5          420.2
Refined products                                         -           38.5          -          263.5
Gain on sale of petroleum assets                        .2            1.7         .6            2.0
_____________________________________________________________________________________
                                                     135.5          176.9      441.1          685.7
_____________________________________________________________________________________
COSTS AND EXPENSES:
Lease operating and facility expenses                 28.7           30.2       89.8           88.1
Refinery cost of sales and operating
 expenses                                                -           38.3          -          254.4
Dry holes and exploratory charges                     31.5           25.8      107.3           69.1
Depletion, depreciation and amortization              43.4           42.7      132.0          130.8
Taxes, other than on earnings                          5.5            5.3       17.0           17.8
General, administrative and other
 expenses                                             10.4           10.1       29.5           29.4
_____________________________________________________________________________________
                                                     119.5          152.4      375.6          589.6
_____________________________________________________________________________________
                                                      16.0           24.5       65.5           96.1
OTHER INCOME (EXPENSE):
Interest and debt expenses                            (8.1)          (8.3)     (22.5)         (26.4)
Other income (expense),net                              .1            2.3        7.9            7.1
_____________________________________________________________________________________
Earnings before income taxes                           8.0           18.5       50.9           76.8
Income tax expense                                     1.8            4.8       17.3           25.3
_____________________________________________________________________________________
NET EARNINGS                                        $  6.2           13.7       33.6           51.5
_____________________________________________________________________________________

EARNINGS PER SHARE                                  $ 0.18           0.40       0.97           1.51
_____________________________________________________________________________________

AVERAGE SHARES                                        34.8           34.4       34.6           34.1
_____________________________________________________________________________________

CASH DIVIDENDS PER SHARE                            $ 0.06           0.06       0.18           0.18
_____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                         (Millions of dollars)

                                                                                Nine months ended
                                                                                  September 30,
                                                                                1997         1996
_____________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                $  33.6            51.5
Adjustments to reconcile to cash flows
 from operations:
   Gain on sale of petroleum assets                                             (.6)           (2.0)
   Depletion, depreciation and amortization                                   132.0           130.8
   Deferred income taxes                                                        6.9            19.8
   Dry holes and impairment charges                                            66.5            41.6
   Other                                                                        (.1)           13.0
_____________________________________________________________________________________
                                                                              238.3           254.7
   Changes in operating assets and liabilities,
    net of the 1996 sale of refining assets:
     Net (increase) decrease in receivables                                    61.5           (18.8)
     Net increase in inventories                                                  -            (4.2)
     Net decrease in prepaid items                                               .2             3.7
     Net increase (decrease) in payables                                      (41.4)           33.7
     Other                                                                      4.4             (.6)
_____________________________________________________________________________________
NET CASH FLOWS FROM OPERATING ACTIVITIES                                      263.0           268.5
_____________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                         (247.6)         (164.4)
Proceeds from asset sales                                                       6.5            70.4
Other                                                                           (.5)           (9.8)
_____________________________________________________________________________________
NET CASH FLOWS FROM INVESTING ACTIVITIES                                     (241.6)         (103.8)
_____________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt                                                  (22.4)         (186.2)
Advances against cash surrender value                                             -             9.6
Dividends                                                                      (6.1)           (6.1)
Repayment of loans to ESOP                                                        -             1.7
Other                                                                          12.3            18.3
_____________________________________________________________________________________
NET CASH FLOWS FROM FINANCING ACTIVITIES                                      (16.2)         (162.7)
_____________________________________________________________________________________
INCREASE IN CASH AND CASH EQUIVALENTS                                       $   5.2             2.0
_____________________________________________________________________________________

See accompanying notes to consolidated financial statements.
/TABLE

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 1997 and 1996. Certain amounts have been reclassified to conform with the current period's presentation.

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

                                                                                (Unaudited)
                                                                               Periods ended
                                                                             September 30, 1996
                                                                          One               Seven
      (Millions of dollars)                                              Month              Months
      _______________________________________________________________________________
      REFINING OPERATIONS
      Refining Operating Profit (Loss):
        Revenues:
          Refined products*                                              $ 41.4              280.4
          Other                                                               -                 .3
      _______________________________________________________________________________
                                                                           41.4              280.7
      _______________________________________________________________________________
        Cost and expenses:
          Cost of sales*                                                   37.3              244.7
          Operating expenses                                                3.9               26.6
          Depreciation                                                       .2                1.1
          Taxes, other than income                                           .1                 .9
      _______________________________________________________________________________
                                                                           41.5              273.3
      _______________________________________________________________________________
                                                                         $  (.1)               7.4
      _______________________________________________________________________________
      *Before the elimination of intercompany
           transfers to the Company's refinery                           $  2.9               16.9
      _______________________________________________________________________________

3. For the three months ended September 30, 1997 and 1996, interest costs incurred were $9.7 million and $10.8 million, respectively, of which $1.6 million and $2.5 million, respectively, were capitalized as part of the cost of property, plant and equipment. For the nine months ended September 30, 1997 and 1996, interest costs incurred were $28.4 million and $35.2 million, respectively, of which $5.9 million and $8.8 million, respectively, were capitalized as part of the cost of property, plant and equipment.

4. As prescribed by Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("Opinion No. 15"), earnings per share are calculated on the weighted average number of shares outstanding during each period for capital stock and, when dilutive, capital stock equivalents, which assumes exercise of stock options.

5. In accordance with Regulation S-X, Rule 3-09, the audited consolidated financial statements of the Company's 50%-owned affiliate, MaraLou Netherlands Partnership (MaraLou) and its wholly-owned consolidated subsidiary, CLAM Petroleum Company (CLAM), were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

      Accordingly, the following unaudited summarized consolidated income statement information for MaraLou/CLAM for the three-month and nine-month periods ended September 30, 1997 and 1996 are presented in accordance with Regulation S-X, Rule 10-01(b).

                                                                    (Unaudited)
                                                      Three months ended        Nine months ended
                                                         September 30,             September 30,
                                                       1997         1996          1997       1996
      ________________________________________________________________________________

      Gross revenues                                  $17.1           16.5        66.0         69.6
      ________________________________________________________________________________
      Operating profit                                  7.7            7.3        34.4         31.6
      ________________________________________________________________________________
      Net earnings (loss)                             $ 5.0            2.2        13.8         14.0
      ________________________________________________________________________________

6. The Company uses derivative commodity instruments to manage commodity price risks associated with future natural gas and crude oil production but does not use them for speculative purposes. The Company's commodity price hedging program utilizes futures, forwards, options and swap contracts in series of transactions designed to set a floor price for future production and at the same time allowed the Company to participate in market price increases above a set level over the floor price and outside of specific ranges. To qualify as a hedge,these contracts must correlate to anticipated future production such that the Company's exposure to the effects of price changes is reduced. The Company uses the accrual method of accounting for derivative commodity instruments. At inception, the contract premiums paid are recorded as prepaid expenses and, upon settlement of the hedged production month, are included with the gains and losses on the contracts in oil and gas revenues.

      At September 30, 1997, approximately 22 trillion BTU of domestic natural gas production for the remainder of 1997 were covered by a series of transactions designed to set an average floor price of $1.86 per million BTU with the Company's nonparticipation in market price increases above the floor price limited to $0.18 per million BTU. For 1998, approximately 57 trillion BTU of domestic natural gas were similarly hedged at an average floor price of $1.80 per million BTU with the Company's nonparticipation in market price increases above the floor price limited to $0.24 per million BTU. For 1999, approximately 38 trillion BTU of domestic natural gas were similarly hedged at an average floor price of $1.79 per million BTU with the Company's nonparticipation in market price increases above the floor price limited to $0.23 per million BTU. While these transactions have nominal carrying values, their fair value, represented by the estimated amount that would be required to terminate the contracts, were a net cost of $3.0 million for the 1997 hedges, a net cost of $2.7 million for the 1998 hedges and a net benefit of $.6 million for 1999 hedges. (The Company estimates that its domestic natural gas production averages approximately 1.07 million BTU for each thousand cubic feet.) In addition, approximately 1.8 million barrels of the Company's worldwide crude oil production for the remainder of 1997 were similarly hedged at an average floor price of $17.82 per barrel with the Company's nonparticipation in market price increases above the floor price limited to $1.29 per barrel. For 1998, approximately
      2.0 million barrels of the Company's worldwide crude oil production were similarly hedged at an average floor price of $19.38 per barrel with the Company's nonparticipation in market price increases above the floor price limited to $2.25 per barrel. These transactions also have nominal carrying values, but their fair value at September 30, 1997 amounted to a net cost of $.5 million for the 1997 hedges and a net benefit of $1.3 million for the 1998 hedges.

7. The Company has been notified by the U.S. Environmental Protection Agency that it is one of many Potentially Responsible Parties (PRP) with respect to certain National Priorities List sites. Based on its evaluation of the potential total cleanup costs, its estimate of its potential exposure, and the viability of the other PRP's, the Company believes that any costs ultimately required to be borne by it at these sites will not have a material adverse effect on the results of operations, cash flow or financial position of the Company.

      The Company is subject to other legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of Management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on results of operations, cash flow or financial position of the Company.

8. In June 1997, the Company refinanced its existing $350 million Revolving Credit Facility with a Revolving Credit Facility of a like amount, the primary objectives of which were to avail the Company of lower market pricing, extend the maturity by one year to 2002 and improve other terms and conditions favorable to the Company. However, as a result of the combination of the Company with Burlington Resources, Inc. (BR), the Revolving Credit Facility automatically terminated on October 23, 1997. Further, the Company's commercial paper program was also terminated on that date and outstanding commercial paper totaling approximately $83 million was retired by BR.

9. On October 22, 1997, the shareholders of the Company approved a definitive agreement to combine with Burlington Resources Inc. (BR) in a transaction accounted for under the pooling of interests method of accounting for business combinations. Under the terms of the agreement, a wholly owned subsidiary of BR merged into the Company and the Company's shareholders received 1.525 shares of BR common stock for each Company share held and the Company became a wholly owned subsidiary of BR. The transaction is expected to qualify as a tax-free reorganization. At September 30, 1997, the Company has deferred approximately $2.7 million of costs related to the merger, which was expensed upon consummation of the merger.

                                  INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors
The Louisiana Land and Exploration Company:

We have reviewed the consolidated balance sheet of The Louisiana Land and Exploration Company and subsidiaries as of September 30, 1997, and the related consolidated statements of earnings and cash flows for the three-month and nine-month periods ended September 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management.

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

New Orleans, Louisiana
November 7, 1997

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


                                         REVIEW OF OPERATIONS

     Third quarter net earnings totaled $6.2 million compared with the $13.7 million earned in third quarter of 1996. For the first nine months of 1997, net earnings totaled $33.6 million in comparison to net earnings of $51.5 million in the year-earlier period. The decline in net earnings resulted primarily from lower liquids and domestic natural gas prices in the 1997 third quarter, higher exploratory costs in both 1997 periods and the inclusion in the comparable 1996 periods of operating results from the Company's Mobile refinery, which was sold in July 1996.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.  (CONTINUED)


                                        OIL AND GAS OPERATIONS

     Revenues from the Company's oil and gas operations were down $1 million from the third quarter of 1996 due to lower liquids revenues. Liquids revenues were down $3 million due to lower crude oil prices ($6 million). Higher crude oil volumes ($3 million) partially offset the impact of lower prices. Natural gas revenues were up $1 million primarily as a result of higher domestic deliveries.

     In the first nine months of 1997, revenues from the Company's oil and gas operations were up $20 million from comparable 1996 period. Liquids revenues were up $4 million primarily due to the higher worldwide crude oil prices. Natural gas revenues were up $16 million as a result of higher domestic deliveries ($20 million), partially offset by lower prices ($4 million).

     Crude oil volumes in the third quarter increased 2300 barrels per day
(BPD) from the 1996 quarter. However, in the first nine months of 1997, volumes declined 200 BPD from the comparable 1996 period. Crude volumes from other foreign operations were up 1800 BPD and 900 BPD in both 1997 periods due to new wells onstream at the KAKAP concession, offshore Indonesia. North Sea operations were up 2000 BPD in the 1997 third quarter and down 900 BPD in the 1997 first nine months as new production onstream at the T-Block complex offset in the third quarter the effect of natural declines and partially offset natural declines in the first nine months. Domestic volumes were down 1500 BPD and 200 BPD, respectively, in the third quarter and first nine months of 1997 with natural declines and the effect of properties sold more than offsetting new wells onstream in south Louisiana and the Gulf of Mexico.

     Domestic natural gas deliveries were up 7 million and 32 million cubic feet per day in the third quarter and first nine months of 1997, respec-tively, due to new wells onstream in the Gulf of Mexico and south
Louisiana. The higher deliveries were partially offset by the effects of natural declines at mature producing properties.

     Lease operating and facility expenses, although down in the third quarter of 1997 due to lower workover costs, were up in the first nine months of 1997 as higher workover costs and facilities expenses offset reductions in operating costs and repair charges. Depletion, depreciation and amortization (DD&A) was up marginally in both 1997 periods as a result of the DD&A associated with new wells onstream. This increase in DD&A was partially offset by natural production declines on mature producing properties. Dry holes and exploratory charges increased due to the write-off of unsuccessful exploratory wells and higher seismic costs incurred. Interest and debt expenses were down from the 1996 periods primarily as a result of the significant reduction in long-term debt over the last twelve months.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.  (CONTINUED)


                                    LIQUIDITY AND CAPITAL RESOURCES

     In the first nine months of 1997, the Company generated approximately $263 million in cash from operations which, along with available cash, was used for capital projects ($248 million), reductions of long-term debt ($22 million) and dividends paid ($6 million).

     In June 1997, the Company refinanced its existing $350 million Revolving Credit Facility with a Revolving Credit Facility of a like amount, the primary objectives of which were to avail the Company of lower market pricing, extend the maturity by one year to 2002 and improve other terms and conditions favorable to the Company. However, as a result of the combination of the Company with Burlington Resources, Inc. (BR), the Revolving Credit Facility automatically terminated on October 23, 1997. Further, the Company's commercial paper program was also terminated on that date and outstanding commercial paper totaling approximately $83 million was retired by BR.


                            CAPITAL STOCK, DIVIDENDS AND OTHER MARKET DATA

     On October 22, 1997, the shareholders of the Company approved a definitive agreement to combine with Burlington Resources, Inc. (BR) in a transaction accounted for under the pooling of interest method of accounting for business combinations. Under the terms of the agreement, a wholly owned subsidiary of BR merged into the Company and the Company's shareholders received 1.525 shares of BR common stock for each Company share held and the Company became a wholly owned subsidiary of BR. The transaction is expected to qualify as a tax-free reorganization.




NOTE: The accompanying consolidated financial statements and notes thereto included in Item 1. of this Form 10-Q and the petroleum segment information and operating data following this Item 2. are an integral part of this discussion and analysis and should be read in conjunction herewith.

                              THE LOUISIANA LAND AND EXPLORATION COMPANY

                                     PETROLEUM SEGMENT INFORMATION

                                         (Millions of dollars)

                                                      Three months ended        Nine months ended
                                                         September 30,             September 30,
                                                       1997         1996         1997        1996
_____________________________________________________________________________________

Sales to unaffiliated customers:
  Domestic1                                         $  93.8          141.1      317.7         567.3
  North Sea                                            33.5           30.3      101.0         100.4
  Other foreign                                         8.2            5.5       22.4          18.0
_____________________________________________________________________________________
  Total revenues                                    $ 135.5          176.9      441.1         685.7
_____________________________________________________________________________________

Earnings (loss) before income taxes:
  Operating profit (loss):
    Domestic1                                          14.7           33.0       72.7         113.4
    North Sea                                          11.5            7.2       36.2          29.3
    Other foreign                                       (.1)          (4.0)      (6.9)        (11.2)
_____________________________________________________________________________________
                                                       26.1           36.2      102.0         131.5
  Other income (expense), net                         (18.1)         (17.7)     (51.1)        (54.7)
_____________________________________________________________________________________
    Earnings (loss) before income taxes             $   8.0           18.5       50.9          76.8
_____________________________________________________________________________________

Capital expenditures:
  Exploration:
    Domestic                                           30.4           36.4      114.3          80.3
    North Sea                                            .9             .6        3.5           1.4
    Other foreign                                       8.0            7.7       20.1          14.1
_____________________________________________________________________________________
                                                       39.3           44.7      137.9          95.8
_____________________________________________________________________________________

  Development:
    Domestic                                           45.1           13.1       74.8          44.2
    North Sea                                           3.6            3.6       13.3          13.9
    Other foreign                                       1.3            2.1        6.9           6.9
_____________________________________________________________________________________
                                                       50.0           18.8       95.0          65.0
_____________________________________________________________________________________
                                                       89.3           63.5      232.9         160.8
  Capitalized interest                                  1.6            2.5        5.9           8.8
  Other                                                 2.3            1.0        4.1           2.4
_____________________________________________________________________________________
                                                    $  93.2           67.0      242.9         172.0
_____________________________________________________________________________________

1 The 1996 periods include the operations of the Company's refinery which was sold in
  July 1996.  See Note 2 of "Notes to Consolidated Financial Statements."

                             THE LOUISIANA LAND AND EXPLORATION COMPANY

                                           OPERATING DATA

                                                     Three months ended         Nine months ended
                                                        September 30,             September 30,
                                                      1997         1996         1997         1996
_____________________________________________________________________________________

OIL AND GAS OPERATIONS1
CRUDE AND CONDENSATE2
Production (thousands of barrels per day):
  Domestic                                            19.8           21.3       20.8           21.0
  North Sea                                           15.7           13.7       14.5           15.4
  Other foreign                                        5.2            3.4        4.6            3.7
_____________________________________________________________________________________
                                                      40.7           38.4       39.9           40.1
_____________________________________________________________________________________
Average price received (per barrel):
  Domestic                                          $18.46          20.87      19.83          19.76
  North Sea                                          18.48          19.54      19.25          18.84
  Other foreign                                      17.21          17.93      17.97          17.66
  Consolidated                                       18.31          20.14      19.41          19.21
_____________________________________________________________________________________
PLANT PRODUCTS
Production (thousands of barrels per day):
  Domestic                                             2.8            2.6        2.8            2.2
  North Sea                                             .9             .8         .9             .9
_____________________________________________________________________________________
                                                       3.7            3.4        3.7            3.1
_____________________________________________________________________________________
Average price received (per barrel):
  Domestic                                          $10.68          12.49      13.43          12.46
  North Sea                                          13.72          14.21      17.36          15.03
  Consolidated                                       11.41          12.90      14.35          13.20
_____________________________________________________________________________________
NATURAL GAS
Production (millions of cubic feet per day):
  Domestic                                           296.1          289.4      304.3          272.3
  North Sea                                           26.5           24.1       30.2           30.1
  CLAM Petroleum Company                              34.3           30.6       41.6           44.9
_____________________________________________________________________________________
                                                     356.9          344.1      376.1          347.3
_____________________________________________________________________________________
Average price received (per MCF):
  Domestic                                          $ 2.08           2.12       2.30           2.39
  North Sea                                           2.41           2.10       2.58           2.17
  CLAM Petroleum Company                              2.61           2.93       2.76           2.79
  Consolidated                                        2.15           2.19       2.37           2.42
_____________________________________________________________________________________

1 Includes the Company's 50% equity interest in its unconsolidated affiliate, CLAM
  Petroleum Company.
2 Before the elimination of intercompany transfers.

                             THE LOUISIANA LAND AND EXPLORATION COMPANY

                                     OPERATING DATA  (CONTINUED)

                                                      Three months ended        Nine months ended
                                                        September 30,              September 30,
                                                      1997          1996         1997        1996
_____________________________________________________________________________________

GROSS WELLS DRILLED
Working Interest
Exploratory:
  Oil                                                    5               2         12             4
  Gas                                                    6               2         14             7
  Dry                                                    6               6         16            13
_____________________________________________________________________________________
                                                        17              10         42            24
_____________________________________________________________________________________
Development:
  Oil                                                    2               5         12            15
  Gas                                                    4               4          9             7
  Dry                                                    -               -          -             -
_____________________________________________________________________________________
                                                         6               9         21            22
_____________________________________________________________________________________
Total working interest                                  23              19         63            46
Royalty Interest                                         3               4         23            11
_____________________________________________________________________________________
Total wells                                             26              23         86            57
_____________________________________________________________________________________
NET WELLS DRILLED
Exploratory:
  Oil                                                  1.6             1.3        4.1           2.0
  Gas                                                  2.2             1.5        5.6           3.6
  Dry                                                  2.2             1.7        6.7           4.2
_____________________________________________________________________________________
                                                       6.0             4.5       16.4           9.8
_____________________________________________________________________________________
Development:
  Oil                                                   .7              .6        1.9           1.7
  Gas                                                  1.2              .9        2.5           2.4
  Dry                                                    -               -          -             -
_____________________________________________________________________________________
                                                       1.9             1.5        4.4           4.1
_____________________________________________________________________________________
Total net wells                                        7.9             6.0       20.8          13.9
_____________________________________________________________________________________

                                     PART II.  OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER.

            At a Special Meeting of Stockholders held on October 22, 1997, the Agreement and Plan of Merger dated July 16,1997 among the Company, Burlington Resources Inc. and BR Acquisition Corporation, a wholly owned subsidiary of Burlington Resources Inc., pursuant to which BR Acquisition Corporation will merge with and into the Company, was approved by a stockholder vote of: For - 27,745,758; Against - 59,076; Abstaining - 55,314.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a)    Exhibits:

            Exhibit 27 - Financial Data Schedules:

                   Quarter ended September 30, 1997
                   Quarter ended September 30, 1996 (restated)

     (b)    Reports on Form 8-K:

            On July 17, 1997, the Company filed a Current Report on Form 8-K which included a press release announcing that the Company had entered into an agreement and Plan of Merger dated July 16, 1997 among the Company, Burlington Resources Inc. and BR Acquisition Corporation, a wholly owned subsidiary of Burlington Resources Inc., pursuant to which BR Acquisition Corporation will merge with and into the Company.

            On October 23, 1997, the Company filed a Current Report on Form 8-K which included the press release of Burlington Resources, Inc. announcing the approval of the aforementioned Plan of Merger by the shareholders of the Company and Burlington Resources, Inc.

                                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE LOUISIANA LAND AND EXPLORATION COMPANY
                                               (REGISTRANT)

                          By:           /s/ John E. Hagale
                                 ___________________________________________
                                        JOHN E. HAGALE
                                        CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL ACCOUNTING OFFICER)


                          By:           /s/ J. N. Wood
                                 ___________________________________________
                                        J N. WOOD
                                        VICE PRESIDENT


Dated:  November 13, 1997